Form 10-Q
period 1996-05-04
CALDOR CORP
filed 1996-06-18
CIK 857954

FORM 10-Q QUARTERLY REPORT

Securities & Exchange Commission
Washington, D.C.  20549

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 1996
Commission file number 1-10745

                             THE CALDOR CORPORATION

A Delaware corporation
IRS employer identification no. 06-1282044

20 Glover Avenue, Norwalk, CT  06856-5620
Telephone Number (203) 846-1641

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]                 No  [   ]

The number of shares of Common Stock of the registrant outstanding as of the close of business on June 7, 1996 was 16,870,793.

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                 FOR THE 13 WEEKS ENDED:
                                                             --------------------------------
                                                             MAY 4, 1996       APRIL 29, 1995
                                                             -----------       --------------
          NET SALES                                           $ 568,560         $ 564,250
          COST OF GOODS SOLD                                    426,160           407,703
          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          168,524           161,488
          INTEREST EXPENSE, NET                                   8,396            10,087
                                                              ---------         ---------
          LOSS BEFORE REORGANIZATION ITEMS,
            EXTRAORDINARY ITEM AND INCOME TAXES                 (34,520)          (15,028)
          REORGANIZATION ITEMS (Note 4)                           8,761
                                                              ---------         ---------
          LOSS BEFORE EXTRAORDINARY ITEM
            AND INCOME TAXES                                    (43,281)          (15,028)
          INCOME TAX BENEFIT (Note 6)                                              (5,786)
                                                              ---------         ---------
          LOSS BEFORE EXTRAORDINARY ITEM                        (43,281)           (9,242)
          EXTRAORDINARY LOSS (NET OF INCOME TAX
           BENEFIT OF $3,232) (Note 5)                                             (5,164)
                                                              ---------         ---------
          NET LOSS                                            $ (43,281)        $ (14,406)
                                                              =========         =========

          PER SHARE AMOUNTS:

          LOSS BEFORE EXTRAORDINARY ITEM                      $   (2.57)        $   (0.55)
                                                              =========         =========
          NET LOSS                                            $   (2.57)        $   (0.86)
                                                              =========         =========
          WEIGHTED AVERAGE COMMON AND COMMON
            EQUIVALENT SHARES USED IN COMPUTING PER
            SHARE AMOUNTS                                        16,857            16,751
                                                              =========         =========





                 See notes to consolidated financial statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                              MAY 4, 1996        FEBRUARY 3, 1996
                                                              -----------        ----------------


   ASSETS
   Current  assets:
       Cash  and  cash  equivalents                          $    42,738         $    25,577
       Accounts  receivable                                       20,645              18,059
       Merchandise  inventories                                  589,613             499,948
       Assets held for disposal, net                              20,607              25,265
       Refundable income taxes                                     3,144               5,380
       Prepaid  expenses  and  other  current  assets             17,978              17,047
                                                             -----------         -----------
             Total  current  assets                              694,725             591,276
                                                             -----------         -----------


   Property  and  equipment, net                                 546,197             551,977
   Debt  issuance  costs                                           3,987               4,674
   Deferred income taxes                                          16,626              16,626
   Other  assets                                                   9,936               9,466
                                                             -----------         -----------

                                                             $ 1,271,471         $ 1,174,019
                                                             ===========         ===========

   LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)
   Current  liabilities:
       Accounts  payable                                     $   197,121         $   156,240
       Accrued  expenses                                          64,673              70,835
       Other  accrued  liabilities                                54,558              52,836
       Borrowings under revolving credit agreement               152,500              40,000
                                                             -----------         -----------
             Total  current  liabilities                         468,852             319,911
                                                             -----------         -----------

   Long-term debt                                                269,596             260,785
   Other  long-term  liabilities                                  26,394              25,158
   Liabilities subject to compromise (Note 3)                    512,913             530,957

   Stockholders' equity (deficit):
       Preferred stock, par value $.01-
             authorized, 10,000,000 shares;
             issued and outstanding, none
       Common stock, par value $.01-
             authorized, 50,000,000 shares;
             issued and outstanding, 16,856,917
             and 16,921,433 shares, respectively                     169                 170
       Additional  paid-in  capital                              202,748             205,047
       Deficit                                                  (206,766)           (163,485)
       Unearned compensation                                      (2,435)             (4,524)
                                                             -----------         -----------
             Total stockholders' equity (deficit)                 (6,284)             37,208
                                                             -----------         -----------

                                                             $ 1,271,471         $ 1,174,019
                                                             ===========         ===========


                 See notes to consolidated financial statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                             OUTSTANDING
                                             COMMON STOCK            ADDITIONAL
                                             ------------             PAID-IN         RETAINED         UNEARNED      STOCKHOLDERS'
                                       SHARES            AMOUNT       CAPITAL         EARNINGS       COMPENSATION       EQUITY
                                       ------            ------       -------         --------       ------------       ------


BALANCE, FEBRUARY 3, 1996            16,921,433         $    170      $ 205,047      ($163,485)        ($4,524)        $ 37,208

CANCELLATION OF RESTRICTED STOCK        (64,516)              (1)        (2,299)                         1,918             (382)

AMORTIZATION OF UNEARNED
     COMPENSATION                                                                                          171              171

NET LOSS                                                                               (43,281)                         (43,281)
                                    -----------         --------      ---------      ---------         -------         --------

BALANCE, MAY 4, 1996                 16,856,917         $    169      $ 202,748      ($206,766)        ($2,435)        ($ 6,284)
                                    ===========         ========      =========      =========         =======         ========


                 See notes to consolidated financial statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       FOR THE 13 WEEKS ENDED:
                                                                       -----------------------
                                                                    MAY 4, 1996     APRIL 29, 1995
                                                                    -----------     --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net loss                                                        $ (43,281)        $ (14,406)
    Expenses  not  requiring  the  outlay  of  cash:
        Amortization  of  debt  issuance  costs                           400               225
        Depreciation  and  other  amortization                         11,992            11,647
        Extraordinary  loss  on  early  retirement  of  debt                              3,471
        Amortization of unearned compensation                             171
        Reorganization Items                                            8,761
    Working  capital  and  other                                      (46,098)         (104,084)
                                                                    ---------         ---------
            Net  cash  used  in  operating  activities
              before reorganization items                             (68,055)         (103,147)
    Reduction of liabilities subject to compromise                    (12,291)
    Reorganization items                                              (12,052)
                                                                    ---------         ---------
            Net  cash  used  in  operating  activities                (92,398)         (103,147)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital  expenditures                                              (6,462)          (12,468)
    Acquisition of leasehold interests                                                   (5,043)
                                                                    ---------         ---------
            Net  cash  used  in  investing  activities                 (6,462)          (17,511)
                                                                    ---------         ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Retirement  of  Senior  Secured  Notes                                              (59,500)
    Proceeds  from  borrowing under Term Loan                                            50,000
    Proceeds  from  issuance of common stock
        and exercise of stock options                                                       119
    Repayment of construction loan previously subject to
        compromise                                                     (5,753)
    Proceeds  from  borrowings  under construction loans                9,274
    Proceeds  from  borrowings  under  revolving  credit agreement    112,500           142,097
    Repayment  of  long-term  debt                                                       (1,295)
                                                                    ---------         ---------
            Net  cash  provided  by  financing  activities            116,021           131,421
                                                                    ---------         ---------

    Increase (decrease)  in  cash  and  cash  equivalents              17,161            10,763
    Cash  and  cash  equivalents,  beginning  of  period               25,577            21,100
                                                                    ---------         ---------
    Cash  and  cash  equivalents,  end  of  period                  $  42,738         $  31,863
                                                                    =========         =========





                 See notes to consolidated financial statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                            FOR THE 13 WEEKS ENDED:
                                                            -----------------------
                                                         MAY 4, 1996    APRIL 29, 1995
                                                         -----------    --------------


WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                  $  (2,586)        $  (1,358)
    Merchandise  inventories                                (89,665)          (97,160)
    Prepaid  expenses  and  other  current  assets             (932)           (4,163)
    Assets held for disposal, net                             4,658
    Refundable income taxes                                   2,236
    Accounts  payable                                        40,881            17,913
    Accrued expenses                                         (6,162)
    Federal and state income taxes payable                                      1,068
    Other  accrued  liabilities                               4,850           (20,202)
    Other  assets  and  long-term  liabilities                  622              (182)
                                                          ---------         ---------
                                                          $ (46,098)        $(104,084)
                                                          =========         =========

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
    Cash  interest  paid                                  $   6,949         $  10,260
                                                          =========         =========

    Income  taxes  paid                                   $     347         $   6,956
                                                          =========         =========






















                See notes to consolidated financial statements.

                           THE CALDOR CORPORATION AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      (in thousands except per share data)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of The Caldor Corporation (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 18, 1995 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

         With respect to the unaudited consolidated financial statements for the thirteen weeks ended May 4, 1996, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim period.

         These statements should be read in conjunction with the Company's financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996. Due to the seasonal nature of the Company's sales and the Filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending February 1, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

         Certain reclassifications have been made to the prior period's financial statements to conform with classifications used in the current period.

2. REORGANIZATION CASE

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and Restated Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and reconciled. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. Pursuant to the Bankruptcy Code, the Debtors presently possess the exclusive right to file a plan of reorganization during the period through July 31, 1996, subject to increase or decrease of the period by the Bankruptcy Court.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As part of the Debtor's review of its operations, the Debtor in 1995 identified 12 under-performing stores which it is in the process of closing. On April 12, 1996, the Bankruptcy Court approved the closing of the 12 stores which have now been turned over to a liquidator. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

3. LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are as follows:

                                         May 4, 1996    February 3, 1996
                                         -----------    ----------------

          Accounts payable                 $265,905        $265,249
          Rejected leases and other
               miscellaneous claims         109,087         109,087
          Accrued expenses                   79,029          90,343
          Capital lease obligations          43,623          45,234
          Construction loans                 11,511          17,264
          Industrial revenue bonds
               and mortgage notes             3,758           3,780
                                           --------        --------
          Total                            $512,913        $530,957

         Liabilities subject to compromise were reduced by payments approved by the Bankruptcy Court for sales and use tax and for refinancing of the construction loan relating to the Silver Spring, MD store. In addition, capital lease obligations were reduced by normal amortization.

4. REORGANIZATION ITEMS

         Reorganization items consisted of the following:

         Retention costs                                 $   2,630
         Professional fees                                   4,569
         Other                                               1,562
                                                         ---------
               Total provision for reorganization            8,761

         Cash payments                                     (11,302)
         Other                                              (1,050)
                                                         ---------
                                                            (3,591)
         Accrual balance - February 3, 1996                136,530
                                                         ---------
         Accrual balance - May 4, 1996                   $ 132,939



5. EXTRAORDINARY ITEM

         During February 1995, the Company amended its credit agreement to increase the amortizing term loan to $215 million. Using $50 million in term loan borrowings and $16 million of non-amortizing revolver borrowings, the Company executed, on February 7, 1995, an in-substance defeasance of the outstanding 15% Senior Subordinated Notes (the "Notes") by depositing $66 million of U.S. Government Securities into an irrevocable trust to cover the redemption value (including principal, call premium and interest) of the Notes on June 1, 1995, at which time the Notes were called. For financial reporting purposes, the Notes were considered extinguished during the first quarter of fiscal 1995, and the defeasance transaction resulted in an after-tax extraordinary loss of $5.2 million. During the fourth quarter of fiscal 1995, the previously recorded tax benefit of $3.2 million from this extraordinary loss was reversed and allocated to continuing operations.

6. INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to first quarter 1996 losses.

7. RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No.121") during first quarter 1996. The adoption of this statement did not have an impact on the Company's results of operations. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings. In the event the Company does not achieve certain expected rent reductions, the Company could incur an impairment charge for certain of its properties.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effects on net income and earnings per share.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 18, 1995 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). As a result of the Filing, the cash requirements for the payment of accounts payable and certain other liabilities that arose prior to the Filing are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 4, 1996 ("FIRST QUARTER 1996") AS COMPARED TO QUARTER ENDED APRIL 29, 1995 ("FIRST QUARTER 1995"):

Sales for First Quarter 1996 increased by $4.3 million, or 0.8%, to $568.6 million from $564.3 million for First Quarter 1995. New stores contributed $19.7 million in sales. Same store sales for First Quarter 1996 decreased by 0.7% from First Quarter 1995.

Gross margin for First Quarter 1996 decreased by $14.1 million from First Quarter 1995. Gross margin as a percentage of sales for First Quarter 1996 decreased by 2.7% to 25.0% from 27.7% in First Quarter 1995. The decrease was mainly attributable to higher promotional markdowns taken on merchandise, increased competitive pricing and an increase in the reserve for shrinkage.

Selling, general and administrative expenses for First Quarter 1996 increased as a percentage of sales to 29.6% compared to 28.6% in First Quarter 1995. This increase was mainly attributable to higher advertising costs in First Quarter 1996 due to higher industry-wide paper costs associated with the printing of its weekly circulars and the reinstitution of television advertisements. The increase was also attributable to an increase in costs resulting from new stores in urban markets, which have higher rent structures and higher related costs such as real estate taxes, and increases in insurance related reserves.

Interest expense, net, for First Quarter 1996 decreased as a percentage of sales to 1.5% compared to 1.8% for First Quarter 1995. The decrease was primarily due to a decrease in average short-term borrowings and a decrease in average short term interest rates in First Quarter 1996.

Average monthly revolving credit borrowings were $110.2 million at a weighted average interest rate of 6.6% in First Quarter 1996 compared to $186.9 million at 7.3% for First Quarter 1995. The weighted average interest rate of the Term Loan was 6.3% in First Quarter 1996 compared to 6.9% in First Quarter 1995.

Loss before reorganization items, extraordinary item and income taxes was $34.5 million for First Quarter 1996 as compared to a loss of $15.0 million in First Quarter 1995. After reorganization costs of $8.8 million in First Quarter 1996 and an extraordinary loss of $5.2 million in First Quarter 1995, the Company realized a net loss for the First Quarter 1996 of $43.3 million, or $2.57 per share, as compared to a net loss of $14.4 million, or $0.86 per share, in First Quarter 1995.

FINANCIAL CONDITION

The Company's working capital for First Quarter 1996 decreased by approximately $45.5 million from February 3, 1996. The inventory levels have increased $89.7 million due to new stores opening in Spring of 1996 as well as normal seasonal increases. The $40.9 million increase in accounts payable is due to the increased inventories along with a significant improvement and stabilization of credit support from its vendors since the initial disruption caused by the Filing.

On October 17, 1995, the Bankruptcy Court entered a final order approving the Debtor-in-Possession financing arrangement ( the "DIP Facility") as provided under the Amended and

Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder and a bank group led by Chemical Bank. The DIP Facility amends and restates the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chemical as agent in its entirety. Pursuant to the terms of the DIP Facility, as amended, the Banks have made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at May 4, 1996, not to exceed a total of $442.4 million, divided into two (2) separate tranches consisting of (i) a post-petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $200 million (reflecting a $50 million line reduction on May 4, 1996), to be made available by the Tranche A Banks secured by all of the Debtors' assets including inventory, and (ii) the continued use of the pre-petition revolving credit and letter of credit facility made available by the Tranche B Banks in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Registrant's maximum borrowing under the Tranche A Facility, up to $200 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. A line reduction of $50 million will occur on October 4, 1996 if the Tranche A borrowings, less cash and marketable securities over $5 million, are less than $120 million on such date. The Tranche B facility must be fully utilized before the Registrant can borrow under the Tranche A Facility. The DIP Facility expires on September 18, 1997.

Borrowings under the DIP Facility may be used to fund working capital, inventory purchases and for other general corporate purposes. The DIP Facility contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, the sale of assets, the maintenance of minimum earnings before interest, taxes, depreciation and amortization starting with the fiscal quarter ending May 4, 1996, the maintenance of inventory levels, and a prohibition on the payment of dividends.

The DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.5% per annum in excess of ABR, or at the Registrant's option, a rate of 1.5% per annum in excess of the reserve adjusted LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at ABR or at a rate of 0.75% per annum in excess of LIBOR.

Under the Tranche A Facility, the Registrant pays a commitment fee of 0.5% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. Under the Tranche B Facility, the Registrant pays a commitment fee of 0.3125% per annum on the unused portion thereof, a letter of credit fee equal to 0.75% per annum of average outstanding letters of credit and certain other fees. The Tranche A Facility and the Tranche B Facility expire on the earlier of September 18, 1997 or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

The Tranche A Banks and the Tranche B Banks were granted a lien on all of the assets of the Debtors and a superpriority claim for all obligations of the Debtors arising under the Tranche A Facility and the Tranche B Facility, respectively. However, the claim of the Tranche B Banks is subordinate in priority to the claim of the Tranche A Banks. In addition, Chemical, as agent, was granted a security interest in all of the shares of capital stock now or hereafter issued to the Registrant by certain of its subsidiaries.

As of May 4, 1996, the outstanding borrowings under the DIP Facility were $152.5 million.

For the First Quarter 1996, $6.5 million was spent for capital expenditures compared to $17.5 million in First Quarter 1995. The Company's capital expenditures for 1996 are projected to be approximately $50 million to be used for a regional distribution center, new stores, management information systems and store maintenance improvements.

The Company borrowed $9.3 million in the First Quarter 1996 under a construction loan relating to the Silver Spring, MD store. The proceeds of this loan were used to refinance an existing $5.8 million construction loan and the remaining proceeds were used for capital expenditures for such store.

The Company believes that cash on hand, refundable income taxes, amounts available under the DIP Facility, proceeds from the construction loan, utilization of capital leases and funds from operations, will enable the Company to meet its current liquidity and capital expenditure requirements. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

The Company continues to consider merchandising and operational changes and review its leases and contracts, and cannot presently determine or reasonably estimate the ultimate outcome of this review.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including the Quarterly Report on Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a majority of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition and results of operations of the Company. The Company has working capital needs which are expected to be funded largely through borrowings under the DIP Facility. The DIP Facility contains financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends on or repurchase shares of capital stock, and make certain loans, investments or guarantees. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit Number    Description
                  --------------    -----------

                  3 (ii)            Bylaws, as amended, of the Registrant



         b)       Reports on Form 8-K

                  During the fiscal quarter covered by this Report, the Registrant filed a Current Report on Form 8-K for an event that occurred on March 6, 1996. The filing reported on Item 5, and no financial statements were included in such filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      The Caldor Corporation
                                              (Registrant)

Date:     June 18, 1996               By:  /s/ Don R. Clarke
     ----------------------              -------------------------------
                                           Chairman and Chief Executive Officer

Date:     June 18, 1996               By:  /s/ John G. Reen
     ----------------------              ----------------------------------
                                           Executive Vice President - Finance
                                           Chief Financial Officer

                                EXHIBIT INDEX


                  Exhibit Number    Description
                  --------------    -----------

                  3 (ii)            Bylaws, as amended, of the Registrant

                  10.1              Employment Agreement dated as of April 15, 1996
                                    between the Registrant and Warren D. Feldberg
                                    ("the Employment Agreement")

                  10.1 (I)          Amendment dated June   , 1996 to the Employment
                                    Agreement between the Registrant and Warren D.
                                    Feldberg

                  27                Financial Data Schedule