Form 10-Q/A
period 1996-05-04
CALDOR CORP
filed 1996-06-19
CIK 857954

FORM 10-Q/A QUARTERLY REPORT

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

                  27                Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      The Caldor Corporation
                                              (Registrant)

Date:     June 19, 1996               By:  /s/ Bennett S. Gross
     ----------------------              -------------------------------
                                           Vice President