Form 10-Q
period 1996-08-03
CALDOR CORP
filed 1996-09-13
CIK 857954

                                    FORM 10-Q


                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -------  EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -------  EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------


                         COMMISSION FILE NUMBER 1-10745


                             THE CALDOR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    06-1282044
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)



     20 GLOVER AVENUE, NORWALK, CT                      06856-5620
(Address of principal executive offices)                (Zip Code)


                                 (203) 846-1641
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [ X ]        No  [   ]


The number of shares of common stock outstanding as of August 28, 1996 was 17,061,962.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


FINANCIAL STATEMENTS

          Consolidated Statements of Operations for the Thirteen and Twenty-Six
          Weeks Ended August 3, 1996 and July 29, 1995                                  3

          Consolidated Balance Sheets as of August 3, 1996 and February 3, 1996         4

          Consolidated Statement of Changes in Stockholders' Equity (Deficit)           5

          Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
          August 3, 1996 and July 29, 1995                                              6

          Notes to Consolidated Financial Statements                                    8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                              12


                           PART II - OTHER INFORMATION


ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                          17

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                         THIRTEEN WEEKS ENDED:                TWENTY-SIX WEEKS ENDED:
                                                    ------------------------------        ------------------------------
                                                     AUGUST 3,           JULY 29,          AUGUST 3,           JULY 29,
                                                       1996                1995              1996                1995
                                                       ----                ----              ----                ----
Net sales                                           $   622,212        $   670,830        $ 1,190,772        $ 1,235,080

Cost of goods sold                                      455,016            487,495            881,176            895,198

Selling, general and administrative expenses            175,792            167,874            344,316            329,362

Interest expense, net                                     9,045              9,963             17,441             20,050
                                                    -----------        -----------        -----------        -----------

Earnings (Loss)  before reorganization items,
   income taxes and extraordinary item                  (17,641)             5,498            (52,161)            (9,530)

Reorganization items (Note 5)                            10,779                                19,540
                                                    -----------        -----------        -----------        -----------

Earnings (Loss)  before income taxes
   and extraordinary item                               (28,420)             5,498            (71,701)            (9,530)

Income tax provision (benefit) (Note 6)                                      2,155                                (3,631)
                                                    -----------        -----------        -----------        -----------

Earnings (Loss) before extraordinary item               (28,420)             3,343            (71,701)            (5,899)

Extraordinary loss (net of income tax
 benefit of $3,232)                                                                                               (5,164)
                                                    -----------        -----------        -----------        -----------

Net earnings (loss)                                 $   (28,420)       $     3,343        $   (71,701)       $   (11,063)
                                                    ===========        ===========        ===========        ===========


Per share amounts:

Earnings (Loss) before extraordinary item           $     (1.67)       $      0.20        $     (4.23)       $     (0.35)
                                                    ===========        ===========        ===========        ===========

Net earnings (loss)                                 $     (1.67)       $      0.20        $     (4.23)       $     (0.66)
                                                    ===========        ===========        ===========        ===========

Weighted average common and common
  equivalent shares used in computing per
  share amounts                                          17,012             16,933             16,935             16,889
                                                    ===========        ===========        ===========        ===========


                See Notes to Consolidated Financial Statements.

                   THE CALDOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)
                                   (Unaudited)


                                                              AUGUST 3, 1996    FEBRUARY 3, 1996
                                                              --------------    ----------------
ASSETS
Current  assets:
    Cash  and  cash  equivalents                               $    32,016        $    25,577
    Restricted cash (Note 3)                                         1,516
    Accounts  receivable                                            19,879             18,059
    Merchandise  inventories                                       551,699            499,948
    Assets held for disposal, net                                                      25,265
    Refundable income taxes                                          3,290              5,380
    Prepaid  expenses  and  other  current  assets                  21,619             17,047
                                                               -----------        -----------
          Total  current  assets                                   630,019            591,276
                                                               -----------        -----------


Property  and  equipment, net                                      448,542            457,638
Property  under capital leases, net                                 92,082             94,339
Debt  issuance  costs                                                3,963              4,674
Deferred income taxes                                               16,626             16,626
Other  assets                                                        9,512              9,466
                                                               -----------        -----------
                                                               $ 1,200,744        $ 1,174,019
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)
Current  liabilities:
    Accounts  payable                                          $   174,716        $   156,240
    Accrued  expenses                                               63,894             70,835
    Other  accrued  liabilities                                     55,492             52,836
    Borrowings under revolving credit agreement (Note 2)           155,000             40,000
                                                               -----------        -----------
          Total  current  liabilities                              449,102            319,911
                                                               -----------        -----------

Long-term debt                                                     239,187            252,145
Obligations under capital leases                                     8,611              8,640
Other  long-term  liabilities                                       27,643             25,158
Liabilities subject to compromise (Note 4)                         510,650            530,957

Stockholders' equity (deficit):

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 17,061,962
          and 16,921,433 shares, respectively                          171                170
    Additional  paid-in  capital                                   203,553            205,047
    Deficit                                                       (235,186)          (163,485)
    Unearned compensation                                           (2,987)            (4,524)
                                                               -----------        -----------
          Total stockholders' equity (deficit)                     (34,449)            37,208
                                                               -----------        -----------
                                                               $ 1,200,744        $ 1,174,019
                                                               ===========        ===========

                See Notes to Consolidated Financial Statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)
                                   (Unaudited)


                                               OUTSTANDING
                                              COMMON STOCK            ADDITIONAL
                                       ---------------------------      PAID-IN                       UNEARNED       STOCKHOLDERS'
                                          SHARES          AMOUNT        CAPITAL        DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                       -----------     -----------    -----------    -----------    ------------   ----------------
Balance,  February 3, 1996              16,921,433     $       170    $   205,047    $  (163,485)   $    (4,524)     $    37,208

Cancellation of restricted stock           (64,516)             (1)        (2,299)                        1,918             (382)

Shares issued under director
     stock plan                             13,876                             42                                             42

Shares issued under restricted
     stock plan                            191,169               2            763                          (765)

Amortization of unearned
     compensation                                                                                           384              384

Net  loss                                                                                (71,701)                        (71,701)
                                       -----------     -----------    -----------    -----------    -----------      -----------
Balance,  August 3, 1996                17,061,962     $       171    $   203,553    $  (235,186)   $    (2,987)     $   (34,449)
                                       ===========     ===========    ===========    ===========    ===========      ===========

                See Notes to Consolidated Financial Statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   FOR THE 26 WEEKS ENDED:
                                                                                   -----------------------
                                                                                AUGUST 3, 1996   JULY 29, 1995
                                                                                --------------   -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                     $ (71,701)       $ (11,063)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization  of  debt  issuance  costs                                         800              450
        Depreciation  and  other  amortization                                       25,668           24,755
        Extraordinary  loss  on  early  retirement  of  debt                                           3,471
        Amortization of unearned compensation                                           384              340
        Reorganization items                                                         19,540
    Working  capital  and  other                                                    (12,889)         (98,324)
                                                                                  ---------        ---------
            Net  cash  used  in  operating  activities
              before reorganization items                                           (38,198)         (80,371)

    Reduction of liabilities subject to compromise                                  (14,554)
    Reorganization items                                                            (21,622)
                                                                                  ---------        ---------
            Net  cash  used  in  operating  activities                              (74,374)         (80,371)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital  expenditures                                                           (13,973)         (21,253)
    Acquisition of leasehold interests                                                                (5,103)
                                                                                  ---------        ---------
            Net  cash  used  in  investing  activities                              (13,973)         (26,356)
                                                                                  ---------        ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Retirement  of  Senior  Secured  Notes                                                           (59,500)
    Proceeds  from  borrowing under Term Loan                                                         50,000
    Proceeds  from  issuance of common stock
        and exercise of stock options                                                    42              160
    Repayment of construction loan previously subject to compromise                  (5,753)
    Proceeds  from  borrowings  under construction loans                              9,678
    Proceeds  from  borrowings  under  revolving  credit agreement                  115,000          123,052
    Increase in restricted cash                                                      (1,516)
    Repayment  of  long-term  debt                                                  (22,665)          (2,600)
                                                                                  ---------        ---------
            Net  cash  provided  by  financing  activities                           94,786          111,112
                                                                                  ---------        ---------

    Increase  in  cash  and  cash  equivalents                                        6,439            4,385

    Cash  and  cash  equivalents,  beginning  of  period                             25,577           21,100
                                                                                  ---------        ---------

    Cash  and  cash  equivalents,  end  of  period                                $  32,016        $  25,485
                                                                                  =========        =========

                See Notes to Consolidated Financial Statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                               FOR THE 26 WEEKS ENDED:
                                                          ---------------------------------
                                                          AUGUST 3, 1996      JULY 29, 1995
                                                          --------------      -------------
WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                     $ (1,820)           $ (1,447)
    Merchandise  inventories                                  (51,751)            (59,785)
    Prepaid  expenses  and  other  current  assets             (4,572)             (7,550)
    Assets held for disposal, net                              25,265
    Refundable income taxes                                     2,090
    Accounts  payable                                          18,476              (8,508)
    Accrued expenses                                           (6,941)             (6,722)
    Federal and state income taxes payable                                        (14,969)
    Other  accrued  liabilities                                 5,336                 879
    Other  assets  and  long-term  liabilities                  1,028                (222)
                                                             --------            --------
                                                             $(12,889)           $(98,324)
                                                             ========            ========

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

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

         With respect to the unaudited consolidated financial statements for the thirteen and twenty-six weeks ended August 3, 1996, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

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

         Certain reclassifications have been made to prior periods' financial statements to conform with classifications used in the current period.


2.  REORGANIZATION CASE

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and Restated Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and reconciled. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through February 28, 1997 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1997. The Debtors agreed to provide a five year business plan to the Official Committee of Unsecured Creditors, the Official Equity Committee and The Chase Manhattan Bank, as agent for the Bank Group, no later than November 28, 1996; otherwise, the exclusive period and the solicitation period will expire on December 31, 1996 and February 28, 1997, respectively.

         On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores (the "Closed Stores") and the Debtors' retention of a liquidator to conduct store closing sales (the "Closing Sales"). The liquidation sales were completed and the stores were closed by the end of June 1996.

         On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of the Filing. The program provides for each reclamation vendor that extends credit support comparable to pre-petition terms to receive both a cash payment of up to 50% of its eligible reclamation claim and priority treatment for the remainder of its claim. Reclamation cash payments of $2.5 million were made in the second quarter 1996. To the extent these payments exceed $10 million, the Debtors are required to pay the Term Debt (as defined in the Debtor-in-Possession financing arrangement (the "DIP Facility")) in an equivalent amount (up to $8.5 million).

         On July 16, 1996, the Bankruptcy Court approved the Second Amendment (the "Second Amendment") to the DIP Facility which, among other things, rescinded the reduction of the Tranche A Facility commitment that occurred on May 4, 1996 and eliminated the $50 million reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million reduction of the Tranche A Facility commitment on May 3, 1997. Concurrently, the Bankruptcy Court authorized and directed the application by the Company of the net proceeds of the Closing Sales, to the payment of the Term Debt. The Company has paid $22.5 million to Chase, as agent, for application to the Term Debt.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of August 3,

         1996, the Debtors had rejected the leases for the 12 Closed Stores and for 12 additional real estate leases, assumed 13 real estate leases and had reached agreement with landlords to terminate an additional 7 leases without liability. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.


3.  RESTRICTED CASH

         As of August 3, 1996, the restricted cash balance held in an escrow account relating to the Closing Sales was $1.5 million.


4.  LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims.

         Liabilities subject to compromise are as follows:

                                             August 3, 1996       February 3, 1996
                                             --------------       ----------------
         Accounts payable                       $263,858              $265,249
         Rejected leases and other
           miscellaneous claims                  109,087               109,087
         Accrued expenses                         79,865                90,343
         Capital lease obligations                42,592                45,234
         Construction loans                       11,511                17,264
         Industrial revenue bonds
           and mortgage notes                      3,737                 3,780
                                                --------              --------
         Total                                  $510,650              $530,957


         Accounts payable subject to compromise was reduced by reclamation payments and the ongoing reconciliation of differences between amounts shown by Debtors and creditors. Accrued expenses were reduced by Bankruptcy Court approved payments for sales and use tax and reclamation claims. Capital lease obligations were reduced by normal amortization. Construction loans were reduced by the refinancing transaction, approved by the Bankruptcy Court, for the Silver Spring, MD store.


5.  REORGANIZATION ITEMS

         Reorganization items consisted of the following:

         Retention costs                                        $ 5,261
         Professional fees                                        9,078
         Severance costs                                          2,409
         Other                                                    2,792
                                                                -------
         Total provision for reorganization                     $19,540

6.  INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to first and second quarter 1996 losses.


7.  RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No.121") during the First Quarter 1996. The adoption of this statement did not have an impact on the Company's results of operations. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings. In the event the Company does not achieve certain expected rent reductions, the Company could incur an impairment charge for certain of its properties.

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


8.  RETIREMENT PLAN

         The Caldor Retirement Plan, a noncontributory defined benefit pension plan covering eligible employees, was amended on August 1, 1996 to discontinue additional accruals for Plan participants. Retirement Plan benefits accrued prior to August 1, 1996 are not affected by the change and current participants in the Plan are eligible to vest with additional years of service after August 1, 1996.


9.  RESTRICTED STOCK PLAN

         During the Second Quarter 1996, 191,169 restricted stock awards were granted to certain key employees at no cost to these employees. The outstanding restricted stock award shares vest on the later of three years subsequent to their award or six months following the date the Debtors emerge from Chapter 11. The cost of restricted stock awards, based on the stock's fair market value at the award date, is charged to stockholders' equity and subsequently amortized against earnings over the vesting period.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



OVERVIEW

The Debtors filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 18, 1995 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. As a result of the Filing, the cash requirements for the payments of accounts payable and certain other liabilities that arose prior to the Filing are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 3, 1996 ("SECOND QUARTER 1996") AS COMPARED TO THIRTEEN WEEKS ENDED JULY 29, 1995 ("SECOND QUARTER 1995"):

Total sales for Second Quarter 1996 were $622.2 million compared to $670.8 million for the Second Quarter 1995, a decrease of $48.6 million, or 7.2%. This decrease was primarily due to a 7.5% decrease in comparable store sales and 12 stores that were closed since the first quarter 1996, partially offset by the sales from 9 new stores opened since July 1995. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of mid-week circulars, coupon sales and one-day sales events. The Company made the determination that these programs are not profitable or compatible with the Company's long-term marketing strategy. Sales for the quarter were also adversely affected by extremely mild summer weather in the Northeast region as compared to last year which negatively impacted certain apparel and seasonal merchandise categories.

Gross margin as a percentage of sales for Second Quarter 1996 decreased by 0.4% to 26.9% from 27.3% in Second Quarter 1995. This decrease was attributable to the Company aggressively taking markdowns on seasonal merchandise and increased competitive pricing. The impact to gross margin was partially offset by reducing the markdowns associated with promotional events.

Selling, general and administrative expenses ("SG&A expenses") as a percentage of sales for Second Quarter 1996 increased by 3.3% to 28.3% compared to 25.0% in Second Quarter 1995. This increase was attributable primarily to decreased sales levels, higher rents and related costs for new stores and reduced handling charge income due to revised chargeback policies related to vendor shipments. These higher costs were partially offset by reduced advertising expenses. The Company has adopted a number of expense reduction initiatives, including changes in marketing strategy and the regionalization of its distribution operations which are expected to achieve cost savings, and plans to implement additional cost savings programs to achieve further reductions in SG&A expenses.

Interest expense, net, for Second Quarter 1996 decreased by $0.9 million primarily due to a decrease in average short-term borrowings and a decrease in average short term interest rates in Second Quarter 1996. As a percentage of sales, interest expense, net, for Second Quarter 1996 was unchanged from Second Quarter 1995 at 1.5%.

Average monthly revolving credit borrowings were $139.2 million at a weighted average interest rate of 6.5% in Second Quarter 1996 compared to $198.5 at 7.0% for Second Quarter 1995. The weighted average interest rate of the Term Debt was 6.3% in Second Quarter 1996 compared to 6.9% in Second Quarter 1995.

The Company did not record any tax benefit in Second Quarter 1996 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings were $10.8 million in Second Quarter 1996 for professional fees and retention and severance costs.


TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 ("YEAR-TO-DATE 1996") AS COMPARED TO TWENTY-SIX WEEKS ENDED JULY 29, 1995 ("YEAR-TO-DATE 1995"):

Total sales for Year-To-Date 1996 were $1,190.8 million compared to $1,235.1 million for Year-To-Date 1995, a decrease of $44.3 million, or 3.6%. This decrease was primarily due to a 4.4% decrease in comparable store sales and 12 stores that were closed since the first quarter 1996, partially offset by the sales from 9 new stores opened since July 1995. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of mid-week circulars, coupon sales and one-day sales events. The Company made the determination that these programs are not profitable or compatible with the Company's long-term marketing strategy. Sales were also adversely affected by extremely mild summer weather in the Northeast region as compared to last year which negatively impacted certain apparel and seasonal merchandise categories.

Gross margin as a percentage of sales for Year-To-Date 1996 decreased by 1.5% to 26.0% from 27.5% for Year-To-Date 1995. The decrease was mainly attributable to the Company aggressively taking markdowns on seasonal merchandise, increased competitive pricing and an increase in the reserve for shrinkage.

SG&A expenses as a percentage of sales for Year-To-Date 1996 increased by 2.2% to 28.9% compared to 26.7% for Year-To-Date 1995. This increase was attributable primarily to decreased sales levels, higher rents and related costs for new stores and reduced handling charge income due to revised chargeback policies related to vendor shipments. Higher advertising costs in the first quarter of 1996 were partially offset by expense reductions resulting from changes in marketing strategy in Second Quarter 1996. The Company has adopted a number of expense reduction initiatives, including changes in marketing strategy and the regionalization of its distribution operations which are expected to achieve cost savings, and plans to implement additional cost savings programs to achieve further reductions in SG&A expenses.

Interest expense, net, for Year-To-Date 1996 decreased by $2.6 million due to a decrease in average short-term borrowings and a decrease in average short term interest rates. As a percentage of sales, interest expense, net, for Year-To-Date 1996 was 1.5% compared to 1.6% for Year-To-Date 1995.

Average monthly revolving credit borrowings were $121.9 million at a weighted average interest rate of 6.5% for Year-To-Date 1996 compared to $192.7 at 7.1% for Year-To-Date 1995. The weighted average interest rate of the Term Debt was 6.3% for Year-To-Date 1996 compared to 6.9% for Year-To-Date 1995.

Reorganization costs relating to the Chapter 11 proceedings were $19.5 million for Year-To-Date 1996 for professional fees and retention and severance costs.

FINANCIAL CONDITION

The Company's working capital as of August 3, 1996 decreased by $90.4 million from February 3, 1996. Due to normal seasonal increases, as well as the six new stores opened between April and July 1996, inventories increased by $51.8 million. The Company generated a net loss of $71.7 million for Year-To-Date 1996, compared to a net loss of $11.1 million in the same period last year. These factors contributed to the increase in borrowings under the DIP Facility of $115.0 million. Assets held for disposal were liquidated through the Closing Sales and the proceeds were applied to the Term Debt. In addition, the Company initiated the liquidation of aged inventories that were on hand at February 3, 1996.

Net cash used in operating activities for Year-To-Date 1996 was $74.4 million as compared to $80.4 million for Year-To-Date 1995. This use of cash for operating activities was primarily due to the Company's net loss, reorganization items and the reduction in liabilities subject to compromise. The reduction in liabilities subject to compromise, approved by the Bankruptcy Court, included reclamation payments made to vendors, payments for sales and use tax, the refinancing of the construction loan relating to the Silver Spring, MD store, as well as the normal amortization of capital lease obligations.

For Year-To-Date 1996, $14.0 million was spent for capital expenditures compared to $21.3 million for Year-To-Date 1995. The Company's capital expenditures for 1996 are projected to be approximately $45 million and will be used for a regional distribution center, new stores, management information systems and normal store upgrades and improvements.

On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chemical Bank (now merged with, and known as The Chase Manhattan Bank) ("Chase"). The DIP Facility amends and restates the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent in its entirety. Pursuant to the terms of the DIP Facility, as amended, the Banks have made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at August 3, 1996, not to exceed a total of $492.4 million, divided into two (2) separate tranches consisting of (i) a post-petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million (reflecting the Second Amendment (as hereinafter defined)) to be made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. On July 16, 1996, the Bankruptcy Court approved the Second Amendment which, among other things, provided for rescinding a $50 million line reduction that took effect on May 4, 1996 and eliminating the $50 million reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million reduction of the Tranche A Facility commitment on May 3, 1997. Concurrently, the Bankruptcy Court authorized and directed the application by the Company of the net proceeds of the Closing Sales, previously authorized by the Bankruptcy Court, to the payment of the Term Debt. The Company has paid $22.5 million to Chase, as agent, for application to the Term Debt. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. The DIP Facility expires on September 18, 1997.

Borrowings under the DIP Facility may be used to fund working capital, inventory purchases and for other general corporate purposes. The DIP Facility contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, capital leases and annual rents, the sale of assets and the maintenance of minimum earnings before interest, taxes, depreciation, amortization, and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends.

The DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.5% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.5% per annum in excess of the reserve adjusted LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at ABR or at a rate of 0.75% per annum in excess of LIBOR.

The Tranche A Facility and the Tranche B Facility expire on the earlier of September 18, 1997 or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

The Tranche A Banks and the Tranche B Banks were granted a lien on all of the assets of the Debtors and a superpriority claim for all obligations of the Debtors arising under the Tranche A Facility and the Tranche B Facility, respectively. However, the claim of the Tranche B Banks is subordinate in priority to the claim of the Tranche A Banks. In addition, Chase, as agent, was granted a security interest in all of the shares of capital stock now or hereafter issued to the Registrant by certain of its subsidiaries. A replacement security interest in all collateral, subordinate to the security interests and liens granted to the Tranche A Banks and the Tranche B Banks on all of the assets of the Debtors and subject to the conditions of the financing order of the Bankruptcy Court, dated October 17, 1995, has been granted to the pre-petition banks in an amount limited to the aggregate decline in the value of collateral securing the Term Debt and the real estate loan referenced in the DIP Facility.

As of August 3, 1996, the outstanding borrowings under the DIP Facility were $155.0 million and open letters of credit were $81.5 million.

The Company believes that cash on hand, refundable income taxes, amounts available under the DIP Facility, utilization of capital leases and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.


FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (the "SEC") (including the Quarterly Report on Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition and results of operations of the Company. The Company has working capital needs which are expected to be funded largely through borrowings under the DIP Facility. The DIP Facility contains financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends on or repurchase shares of capital stock, and make certain loans, investments or guarantees. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".

                           PART II: OTHER INFORMATION




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  None





         b)       Reports on Form 8-K


                  During the fiscal quarter covered by this report, the Registrant filed Current Reports on Form 8-K for events that occurred on May 7, 1996, June 7, 1996 and July 16, 1996, respectively. All filings reported only on Item 5, and no financial statements were included in such filings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Caldor Corporation
                                                (Registrant)


Date:     September 13, 1996            By:  /s/ Don R. Clarke
      --------------------------            ------------------------------------
                                            Don R. Clarke
                                            Chairman and Chief Executive Officer


Date:     September 13, 1996            By:  /s/ John G. Reen
      --------------------------            ------------------------------------
                                            John G. Reen
                                            Executive Vice President and
                                            Chief Financial Officer