Form 10-Q
period 1996-11-02
CALDOR CORP
filed 1996-12-17
CIK 857954

                                            FORM 10-Q


                           SECURITIES & EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       _____      SECURITIES EXCHANGE ACT OF 1934


                           FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       _____      SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM ______ TO _______


                         COMMISSION FILE NUMBER 1-10745


                             THE CALDOR CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         06-1282044
          ________                                         __________
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



     20 GLOVER AVENUE, NORWALK, CT                           06856-5620
     _____________________________                           __________
(Address of principal executive offices)                     (Zip Code)


                                 (203) 846-1641
                                 ______________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [ ]


The number of shares of common stock outstanding as of November 30, 1996 was 17,061,962.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION `

ITEM 1 :

FINANCIAL STATEMENTS

             Independent Accountants' Review Report                                                 3

             Consolidated Statements of Operations for the Thirteen and Thirty-Nine
             Weeks Ended November 2, 1996 and October 28, 1995                                      5

             Consolidated Balance Sheets as of November 2, 1996 and February 3, 1996                6

             Consolidated Statement of Changes in Stockholders' Equity (Deficit)                    7

             Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
             November 2, 1996 and October 28, 1995                                                  8

             Notes to Consolidated Financial Statements                                            10


ITEM 2 :
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                                          15


                           PART II - OTHER INFORMATION

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      20

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of The Caldor Corporation
Norwalk, Connecticut

We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of November 2, 1996 and the related consolidated statements of operations for the thirty-nine and thirteen week periods ended November 2, 1996 and October 28, 1995, and changes in stockholders' equity (deficit) for the thirty-nine week period ended November 2, 1996, and cash flows for the thirty-nine week periods ended November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1995. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; (d) as to operations, the effect of any changes that may be made in its business. The eventual outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements [and Note 1 to the annual financial statements for the year ended February 3, 1996 (not presented herein)], the bankruptcy filings and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in the notes to the respective financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of February 3, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and in our report dated April 30, 1996, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, (b) the Company's 1995 loss from operations which raises substantial doubt about the Company's ability to continue as a going concern, and (c) the change in method of discounting reserves for self-insurance programs. The consolidated statements of operations and cash flows for the year ended February 3, 1996 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 1996 and related consolidated statement of changes in stockholders' equity/(deficit) for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP



New York, New York
December 13, 1996

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                        THIRTEEN WEEKS ENDED:               THIRTY-NINE WEEKS ENDED:
                                                    ------------------------------        ------------------------------
                                                    NOVEMBER 2,        OCTOBER 28,        NOVEMBER 2,        OCTOBER 28,
                                                       1996               1995               1996               1995
                                                       ----               ----               ----               ----


Net sales                                          $   568,596        $   591,386        $ 1,759,368        $ 1,826,466

Cost of goods sold (Note 3)                            407,166            439,539          1,288,342          1,334,737

Selling, general and administrative expenses           192,333            190,426            536,649            519,788

Interest expense, net                                   11,176             10,404             28,617             30,454
                                                   -----------        -----------        -----------        -----------

Loss before reorganization items,
   income taxes and extraordinary item                 (42,079)           (48,983)           (94,240)           (58,513)

Reorganization items (Note 6)                            5,881              4,637             25,421              4,637
                                                   -----------        -----------        -----------        -----------

Loss  before income taxes
   and extraordinary item                              (47,960)           (53,620)          (119,661)           (63,150)

Income tax provision (benefit) (Note 7)                                   (21,020)                              (24,651)
                                                   -----------        -----------        -----------        -----------

Loss before extraordinary item                         (47,960)           (32,600)          (119,661)           (38,499)

Extraordinary loss (net of income tax
   benefit of $3,232)                                                                                            (5,164)
                                                   -----------        -----------        -----------        -----------

Net loss                                           $   (47,960)       $   (32,600)       $  (119,661)       $   (43,663)
                                                   ===========        ===========        ===========        ===========

Per share amounts:

Loss before extraordinary item                     $     (2.81)       $     (1.92)       $     (7.05)       $     (2.28)
                                                   ===========        ===========        ===========        ===========

Net loss                                           $     (2.81)       $     (1.92)       $     (7.05)       $     (2.58)
                                                   ===========        ===========        ===========        ===========

Weighted average common and common
  equivalent shares used in computing per
  share amounts                                         17,062             16,964             16,977             16,914
                                                   ===========        ===========        ===========        ===========


                 See Notes to Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                  NOVEMBER 2, 1996     FEBRUARY 3, 1996
                                                                  ----------------     ----------------

ASSETS
Current  assets:
    Cash  and  cash  equivalents                                     $    30,659        $    25,577
    Restricted cash (Note 4)                                               1,523
    Accounts  receivable                                                  21,651             18,059
    Merchandise  inventories                                             677,155            499,948
    Assets held for disposal, net                                                            25,265
    Refundable income taxes                                               12,455              5,380
    Prepaid  expenses  and  other  current  assets                        21,208             17,047
                                                                     -----------        -----------

          Total  current  assets                                         764,651            591,276
                                                                     -----------        -----------


Property  and  equipment, net                                            445,402            457,638
Property  under capital leases, net                                       88,691             94,339
Debt  issuance  costs                                                      3,241              4,674
Deferred income taxes                                                                        16,626
Other  assets                                                              8,794              9,466
                                                                     -----------        -----------

          Total assets                                               $ 1,310,779        $ 1,174,019
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)
Current  liabilities:
    Accounts  payable                                                $   253,527        $   156,240
    Accrued  expenses                                                     69,519             70,835
    Other  accrued  liabilities                                           49,243             52,836
    Borrowings under revolving credit agreement (Note 2)                 259,000             40,000
                                                                     -----------        -----------
          Total  current  liabilities                                    631,289            319,911
                                                                     -----------        -----------

Long- term debt                                                           10,073
Obligations under capital leases                                           8,589              8,640
Other  long-term  liabilities                                             28,907             25,158
Liabilities subject to compromise (Note 5)                               714,096            783,102

Stockholders' equity (deficit):

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 17,061,962
          and 16,921,433 shares, respectively                                171                170
    Additional  paid-in  capital                                         203,553            205,047
    Deficit                                                             (283,146)          (163,485)
    Unearned compensation                                                 (2,753)            (4,524)
                                                                     -----------        -----------

          Total stockholders' equity (deficit)                           (82,175)            37,208
                                                                     -----------        -----------

          Total liabilities and stockholders' equity (deficit)       $ 1,310,779        $ 1,174,019
                                                                     ===========        ===========

                 See Notes to Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)
                                   (Unaudited)


                                               OUTSTANDING          ADDITIONAL
                                              COMMON STOCK           PAID-IN                      UNEARNED     STOCKHOLDERS'
                                        SHARES           AMOUNT      CAPITAL          DEFICIT    COMPENSATION  EQUITY (DEFICIT)
                                        ------           ------      -------          -------    ------------  ----------------


Balance,  February 3, 1996            16,921,433      $     170      $ 205,047      $(163,485)     $(4,524)     $ 37,208

Cancellation of restricted stock         (64,516)            (1)        (2,299)                      1,918          (382)

Shares issued under director
     stock plan                           13,876                           42                                         42

Shares issued under restricted
     stock plan                          191,169              2            763                        (765)

Amortization of unearned
     compensation                                                                                      618           618

Net  loss                                                                            (119,661)                  (119,661)
                                     -----------      ---------      ---------      ---------      -------      --------

Balance,  November 2, 1996            17,061,962      $     171      $ 203,553      $(283,146)     $(2,753)     $(82,175)
                                     ===========      =========      =========      =========      =======      ========

                 See Notes to Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           FOR THE 39 WEEKS ENDED:
                                                                                    NOVEMBER 2, 1996     OCTOBER 28, 1995
                                                                                    ----------------     ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                          $(119,661)            $ (43,663)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization  of  debt  issuance  costs                                            1,289                   675
        Depreciation  and  other  amortization                                            41,539                37,934
        Extraordinary  loss  on  early  retirement  of  debt                                                     3,471
        Amortization of unearned compensation                                                618                   625
        Write-off of financing costs                                                                             1,318
        Reorganization items                                                              25,421                 4,637
    Working  capital  and  other                                                         (51,787)              (16,424)
                                                                                       ---------             ---------
            Net  cash  used  in  operating  activities
              before reorganization items                                               (102,581)              (11,427)

    Reduction of liabilities subject to compromise                                       (40,753)
    Reorganization items paid                                                            (26,106)               (1,461)
                                                                                       ---------             ---------
            Net  cash  used  in  operating  activities                                  (169,440)              (12,888)
                                                                                       ---------             ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital  expenditures                                                                (24,765)              (49,770)
    Acquisition of leasehold interests                                                                          (5,241)
                                                                                       ---------             ---------
            Net  cash  used  in  investing  activities                                   (24,765)              (55,011)
                                                                                       ---------             ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Retirement  of  Senior  Secured  Notes                                                                     (59,500)
    Proceeds  from  borrowings under Term Debt                                                                  50,000
    Proceeds  from  issuance of common stock
        and exercise of stock options                                                         42                   160
    Repayment of construction loan previously subject to compromise                       (5,753)
    Proceeds  from  borrowings  under construction loans                                  10,392
    Proceeds  from  borrowings  under  revolving  credit agreement                       219,000               151,853
    Proceeds  from  real estate loan                                                                            37,145
    Increase in restricted cash                                                           (1,523)
    Repayment of Term Debt and other long-term debt                                      (22,871)               (3,874)
                                                                                       ---------             ---------
            Net  cash  provided  by  financing  activities                               199,287               175,784
                                                                                       ---------             ---------

    Increase  in  cash  and  cash  equivalents                                             5,082               107,885

    Cash  and  cash  equivalents,  beginning  of  period                                  25,577                21,100
                                                                                       ---------             ---------

    Cash  and  cash  equivalents,  end  of  period                                     $  30,659             $ 128,985
                                                                                       =========             =========


                 See Notes to Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              FOR THE 39 WEEKS ENDED:
                                                              -----------------------
                                                         NOVEMBER 2, 1996   OCTOBER 28, 1995
                                                         ----------------   ----------------
WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                    $  (3,592)       $  (5,985)
    Merchandise  inventories                                 (177,207)        (158,242)
    Prepaid  expenses  and  other  current  assets             (4,161)          (1,378)
    Assets held for disposal, net                              25,265
    Refundable income taxes and deferred income taxes           9,551
    Accounts  payable                                          97,287          116,571
    Accrued expenses                                           (1,316)          79,199
    Federal and state income taxes payable                                     (35,155)
    Other  accrued  liabilities                                (2,011)          (6,853)
    Other  assets  and  long-term  liabilities                  4,397           (4,581)
                                                            ---------        ---------
                                                            $ (51,787)       $ (16,424)
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

         With respect to the unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended November 2, 1996, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

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


2.  REORGANIZATION CASE

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and Restated Schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim. The Debtors are investigating and are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through February 28, 1997 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1997. At this point, it is uncertain what, if anything, a plan of reorganization may provide for equity security holders.

         On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores (the "Closed Stores") and the Debtors' retention of a liquidator to conduct store closing sales (the "Closing Sales"). The liquidation sales were completed and the stores were closed by the end of June 1996.

         On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of the Filing. The program provides for each reclamation vendor that extends credit support comparable to pre-petition terms to receive both a cash payment of up to 50% of its eligible reclamation claim and priority treatment for the remainder of its claim. Reclamation cash payments of $6.5 million were made in the third quarter 1996 and $9.0 million on a year to date basis. To the extent these payments exceed $10 million, the Debtors are required to pay the Term Debt (as defined in the Debtor-in-Possession financing arrangement (the "DIP Facility")) in an equivalent amount (up to $8.5 million).

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

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of November 2, 1996, the Debtors had rejected the leases for the 12 Closed Stores and for 13 additional real estate leases, assumed 13 real estate leases, conditionally assumed 4 real estate leases and had reached agreement with landlords to terminate an additional 7 leases without liability. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.


3.  COST OF GOODS SOLD

         During the year ended February 3, 1996, the Company recorded reserves for additional vendor claims of approximately $29 million estimated to result upon the reconciliation of pre-petition liabilities and for anticipated losses on the liquidation of inventories in 1996 of approximately $39 million. Based upon 10 months of claims reconciliation experience, the Company has reduced its provision and liability for vendor claims by approximately $15 million in 1996. In addition, the Company has refined its practice of capitalizing certain costs in inventory, resulting in additional cost of goods sold of approximately $13 million upon the liquidation of such inventories. The impact of these items, which is included in cost of goods sold in 1996, was not material to the Company's consolidated financial position or results of operations.


4.  RESTRICTED CASH

         As of November 2, 1996, the restricted cash balance of $1.5 million is being held in an escrow account pending final resolution of issues concerning the Closing Sales agreement between the Company and the liquidator.


5.  LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims.

         Liabilities subject to compromise are as follows:


                                             November 2, 1996       February 3, 1996
                                             ----------------       ----------------

         Accounts payable                        $240,627               $265,249
         Term Debt                                192,500                215,000
         Real Estate Loan                          37,145                 37,145
         Rejected leases and other
           miscellaneous claims                   109,087                109,087
         Accrued expenses                          79,652                 90,343
         Capital lease obligations                 39,858                 45,234
         Construction loans                        11,511                 17,264
         Industrial revenue bonds
           and mortgage notes                       3,716                  3,780
                                                 --------               --------
         Total                                   $714,096               $783,102


         Accounts payable subject to compromise was reduced by reclamation payments (as discussed in Note 2), the reduction to the liability for vendor claims (as discussed in Note 3) and the ongoing reconciliation of differences between amounts shown by Debtors and creditors. Term Debt was reduced by the application of the net proceeds of the Closing Sales of $22.5 million (see Note 2). Accrued expenses were reduced by Bankruptcy Court approved payments for sales and use tax and reclamation claims. Capital lease obligations were reduced by normal amortization. Construction loans were reduced by the refinancing transaction, approved by the Bankruptcy Court, for the Silver Spring, MD store.

         The Company has determined that the Term Debt and the real estate loan referenced in the DIP Facility (the "Real Estate Loan") are prepetition obligations which are still subject to bankruptcy proceedings and, accordingly, has reclassified these obligations from long term debt to liabilities subject to compromise.

6.  REORGANIZATION ITEMS

         Reorganization items consisted of the following for the thirty-nine weeks ended November 2, 1996:


         Retention costs                                  $ 7,891
         Professional fees                                 11,344
         Severance costs                                    2,409
         Other                                              3,777
                                                          -------
         Total provision for reorganization               $25,421


7.  INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At February 3, 1996, the Company recorded approximately $5.4 million as refundable income taxes and approximately $16.6 million as deferred income tax assets which amounts would be recovered upon the filing of its October 1995 and October 1996 tax returns and utilization of net operating loss carrybacks. During the third quarter of 1996, the remaining refunds receivable have been reclassified to current assets.

         The Company has also generated substantial net operating loss carryforwards as a result of the net losses incurred in 1995 and 1996. Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to fiscal 1996 losses.


8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

9.  RETIREMENT PLAN

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


10.  RESTRICTED STOCK PLAN

         During the Second Quarter 1996, 191,169 restricted stock awards were granted to certain key employees at no cost to these employees. The outstanding restricted stock award shares vest on the later of three years subsequent to their award date or six months following the date the Debtors emerge from Chapter 11. The cost of restricted stock awards, based on the stock's fair market value at the award date, is charged to stockholders' equity and subsequently amortized against earnings over the vesting period.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 ("THIRD QUARTER 1996") AS COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 1995 ("THIRD QUARTER 1995"):

Total sales for Third Quarter 1996 were $568.6 million compared to $591.4 million for Third Quarter 1995, a decrease of $22.8 million, or 3.9%. This decrease was primarily due to a 3.1% decrease in comparable store sales and 12 stores that were closed since the first quarter 1996, partially offset by the sales from 9 new stores opened since July 1995. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of one-day sales events, mid-week circulars and coupon sales, as well as the intense competitive environment. The Company made the determination that the marketing programs it discontinued are not profitable or compatible with its long-term marketing strategy.

Gross margin as a percentage of sales for Third Quarter 1996 increased by 2.7% to 28.4% from 25.7% in Third Quarter 1995. The increase in gross margin during Third Quarter 1996 was primarily due to improved support from the Company's vendors which resulted in higher vendor allowances and normal receipts of merchandise, both of which were negatively impacted in Third Quarter 1995 as a result of the Filing. In addition, the increase was partially due to higher initial markup, offset slightly by higher markdowns in the quarter as compared to last year. The Company, while maintaining year-to-date shrinkage results consistent with historical performance, recorded a lower provision for inventory shortage, as compared to Third Quarter 1995.

During Third Quarter 1996, to better balance its promotional and regular-priced business and to provide better everyday values, the Company introduced its Price Cut Program, which lowered everyday prices on items in electronics, health and beauty aids, household chemicals and housewares. This program did not significantly impact Third Quarter 1996 results and will be extended to additional items in the fourth quarter. The Company believes that the impact of the Price Cut Program will be partially offset by reduced promotional and permanent markdowns and by increased sales of regular-priced merchandise.

Selling, general and administrative expenses ("SG&A expenses") as a percentage of sales for Third Quarter 1996 increased by 1.6% to 33.8% compared to 32.2% in Third Quarter 1995. This increase was attributable primarily to a decrease in sales levels, an increase in depreciation expense, higher rents and related costs for new stores and an increase in insurance related reserves resulting from the utilization of higher actuarial assumptions in establishing such reserves. These higher costs were partially offset by reduced advertising expenses in the quarter. The Company has adopted a number of expense reduction initiatives, including changes in marketing strategy, reduction of corporate overhead and the discontinuance of additional accruals to the pension plan, and intends to implement additional programs to reduce SG&A expenses.

Interest expense, net, for Third Quarter 1996 increased by $0.8 million primarily due to interest incurred on loans for the Silver Spring, MD and West Brockton, MA stores. As a percentage of sales, interest expense, net, for Third Quarter 1996 was 2.0% compared to 1.8% in Third Quarter 1995.

Average monthly revolving credit borrowings were $192.0 million at a weighted average interest rate of 6.6% in Third Quarter 1996 compared to $196.8 million at 7.0% for Third Quarter 1995. The weighted average interest rate of the Term Debt was 6.3% in Third Quarter 1996 compared to 6.7% in Third Quarter 1995.

The Company did not record any tax benefit in Third Quarter 1996 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of professional fees and retention costs, were $5.9 million in Third Quarter 1996 compared to $4.6 million in Third Quarter 1995.


THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 ("YEAR-TO-DATE 1996") AS COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 ("YEAR-TO-DATE 1995"):

Total sales for Year-To-Date 1996 were $1,759.4 million compared to $1,826.5 million for Year-To-Date 1995, a decrease of $67.1 million, or 3.7%. This decrease was primarily due to a 4.0% decrease in comparable store sales and 12 stores that were closed since the first quarter 1996, partially offset by the sales from 9 new stores opened since July 1995. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of one-day sales events, mid-week circulars and coupon sales, as well as the intense competitive environment. The Company made the determination that the marketing programs it discontinued are not profitable or compatible with its long-term marketing strategy. Sales were also adversely affected in the second quarter by extremely mild summer weather in the Northeast region as compared to last year which negatively impacted certain apparel and seasonal merchandise categories.

Gross margin as a percentage of sales for Year-To-Date 1996 decreased by 0.1% to 26.8% from 26.9% for Year-To-Date 1995. The decrease in gross margin in the first and second quarters was mainly attributable to the Company aggressively taking markdowns on seasonal merchandise, increased competitive pricing and an increase in the reserve for shrinkage. This decrease was partially offset by an increase in gross margin in Third Quarter 1996 due to higher markups and higher vendor allowances. In addition, while maintaining year-to-date shrinkage results consistent with historical performance, the Company reduced its provision for inventory shortage in Third Quarter 1996 as compared to last year.


SG&A expenses as a percentage of sales for Year-To-Date 1996 increased by 2.0% to 30.5% compared to 28.5% for Year-To-Date 1995. This increase was attributable primarily to a decrease in sales levels, higher rents and related costs for new stores, reduced handling charge income due to revised chargeback policies related to vendor shipments,an increase in depreciation expense and an increase in insurance related reserves resulting from the utilization of higher actuarial assumptions in establishing such reserves. Higher advertising costs in the first quarter of 1996 were partially offset by expense reductions resulting from changes in marketing strategy in the second and third quarters of 1996. The Company has adopted a number of expense reduction initiatives, including changes in marketing strategy, reduction of corporate overhead and the discontinuance of additional accruals to the pension plan, and intends to implement additional programs to reduce SG&A expenses.


Interest expense, net, for Year-To-Date 1996 decreased by $1.8 million due to a decrease in both average short-term borrowings and average short term interest rates. As a percentage of sales, interest expense, net, for Year-To-Date 1996 was 1.6% compared to 1.7% for Year-To-Date 1995. Average monthly revolving credit borrowings were $145.3 million at a weighted average interest rate of 6.6% for Year-To-Date 1996 compared to $194.1 million at 7.1% for Year-To-Date 1995. The weighted average interest rate of the Term Debt was 6.5% for Year-To-Date 1996 compared to 6.8% for Year-To-Date 1995.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of professional fees and retention and severance costs, were $25.4 million for Year-To-Date 1996 compared to $4.6 million for Year-To-Date 1995.



FINANCIAL CONDITION

The Company's working capital as of November 2, 1996 decreased by $138.0 million from February 3, 1996. Inventories increased by $177.2 million and accounts payable increased by $97.3 million principally due to seasonal increases and improved support from the Company's vendors, as well as the six new stores opened between April and July 1996. The Company incurred a net loss of $119.7 million for Year-To-Date 1996, compared to a net loss of $43.7 million in the same period last year. These factors, along with capital expenditures of $24.8 million, contributed to the increase in borrowings under the DIP Facility of $219.0 million. Assets held for disposal were liquidated through the Closing Sales and the proceeds were applied to the Term Debt. In addition, the Company continues to liquidate aged inventories that were on hand at February 3, 1996.

Net cash used in operating activities for Year-To-Date 1996 was $169.4 million as compared to $12.9 million for Year-To-Date 1995. This use of cash for operating activities was primarily due to the Company's net loss of $119.7 million compared to a net loss of $43.7 million last year, reorganization items of $26.1 million, the seasonal nature of the Company's business and the reduction in liabilities subject to compromise, partially offset by the receipt of $10.2 million in income tax refunds. The reduction in liabilities subject to compromise, approved by the Bankruptcy Court, included reclamation payments made to vendors, payments for sales and use tax, the refinancing of the loan relating to the Silver Spring, MD store, and the normal amortization of capital lease obligations.

For Year-To-Date 1996, $24.8 million was spent for capital expenditures compared to $49.8 million for Year-To-Date 1995. The Company's capital expenditures for 1996 are projected to be approximately $40 million and will be used for a regional distribution center, new stores, management information systems and normal store upgrades and improvements.

On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chemical Bank (now merged with, and known as The Chase Manhattan Bank) ("Chase"). The DIP Facility amends and restates, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. Pursuant to the terms of the DIP Facility, as amended, the Banks have made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at November 2,

1996, not to exceed a total of $492.4 million, divided into two (2) separate tranches consisting of (i) a post-petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million (reflecting the Second Amendment (as hereinafter defined)) to be made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. On July 16, 1996, the Bankruptcy Court approved the Second Amendment which, among other things, provided for rescinding a $50 million line reduction that took effect on May 4, 1996 and eliminating the $50 million reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million reduction of the Tranche A Facility commitment on May 3, 1997. Concurrently, the Bankruptcy Court authorized and directed the application by the Company of the net proceeds of the Closing Sales, previously authorized by the Bankruptcy Court, to the payment of the Term Debt. The Company has paid $22.5 million to Chase, as agent, for application to the Term Debt. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. The DIP Facility expires on September 18, 1997.

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

The DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.5% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.5% per annum in excess of the reserve adjusted LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at ABR, or, at the Registrant's option, at a rate of 0.75% per annum in excess of LIBOR.

The Tranche A Facility and the Tranche B Facility expire on the earlier of September 18, 1997 or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

The Tranche A Banks and the Tranche B Banks were granted a lien on all of the assets of the Debtors and a superpriority claim for all obligations of the Debtors arising under the Tranche A Facility and the Tranche B Facility, respectively. However, the claim of the Tranche B Banks is subordinate in priority to the claim of the Tranche A Banks. In addition, Chase, as agent, was granted a security interest in all of the shares of capital stock now or hereafter issued to the Registrant by certain of its subsidiaries. A replacement security interest in all collateral, subordinate to the security interests and liens granted to the Tranche A Banks and the Tranche B Banks on all of the assets of the Debtors and subject to the conditions of the financing order of the Bankruptcy Court, dated October 17, 1995, has been granted to the pre-petition banks in an amount limited to the aggregate decline in the value of collateral securing the Term Debt and the Real Estate Loan.

As of November 2, 1996, the outstanding borrowings under the DIP Facility were $259.0 million and open letters of credit were $52.8 million.

The Company believes that cash on hand, amounts available under the DIP Facility, utilization of capital leases and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.




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

                           PART II: OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

       Exhibit Number       Description

       15 Letter in lieu of consent of Deloitte & Touche LLP re unaudited interim financial information



   b)  Reports on Form 8-K


       No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   The Caldor Corporation
                                        (Registrant)


Date: December 16, 1996            By: /s/ Don R. Clarke
     --------------------------        ----------------------
                                           Don R. Clarke
                                           Chairman and Chief Executive Officer


Date: December 16, 1996            By:  /s/ John G. Reen
     --------------------------       ----------------------
                                           John G. Reen
                                           Executive Vice President and
                                           Chief Financial Officer