Form 10-K405
period 1997-02-01
CALDOR CORP
filed 1997-05-02
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 1997

                                       or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

                         Commission file number 1-10745

                             THE CALDOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                                      06-1282044
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

   20 GLOVER AVENUE, NORWALK, CT                                                  06856-5620
(Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code:  (203) 846-1641

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each exchange
Title of each class                                            on which registered
-------------------                                           -----------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:            Common Stock Purchase Rights
                                                                       ----------------------------
                                                                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

The aggregate market value at April 15, 1997 of the Common Stock, based on the closing price of such stock on the New York Stock Exchange, held by non-affiliates of the Registrant was approximately $29.6 million.

As of April 15, 1997, there were issued and outstanding 16,939,106 shares of Common Stock of the Registrant.

                      Documents incorporated by reference
                                      None

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         The Caldor Corporation (the "Registrant"), a Delaware corporation, and its subsidiaries (collectively, the "Company") operate a leading upscale discount retail chain offering a diverse line of branded and private-label merchandise, including hardline products such as housewares, electronics, furniture and toys and softline products such as apparel, shoes, jewelry, cosmetics and domestics. As of April 15, 1997, the Company operated 157 stores in ten East Coast and Mid-Atlantic states, including the key markets of Connecticut, New York City, Long Island, Westchester County, the Hudson River Valley of New York State, northern New Jersey and the greater Boston, Philadelphia and Baltimore areas. The Company's stores are located primarily in urban/suburban areas with high population densities. For further information, see "Item 2. Properties."

         From time to time, information provided by the Company, statements made by its employees ("Associates") or information included in its filings with the Securities and Exchange Commission (the "SEC") (including the Annual Report on Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Business" related to the Company's business strategies and the Company's ability to compete, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditures requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time-to-time in the Company's filings with the SEC.

         The Company's future results are subject to substantial risks and uncertainties. As described below, the Company is presently operating its business as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a majority of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Quarterly Data (Unaudited)" for additional information concerning quarterly results. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company has working capital needs which are expected to be funded largely through borrowings under the post-petition revolving credit and letter of credit facility (the "DIP Facility"). The DIP Facility contains financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends on or repurchase shares of capital stock, and make certain loans, investments or guarantees. Such restrictions may limit the Company's operating and financial flexibility. On May 2, 1997, Chase, as agent for the bank group under the DIP Facility, advised the Company that the bank group had agreed to extend the DIP Facility to June 15, 1998 (the "DIP Extension"). For further information, see "Reorganization Case."

         References in this Annual Report on Form 10-K to a particular year mean the Company's fiscal year; e.g. references to 1996 mean the fiscal year ended February 1, 1997.

REORGANIZATION CASE

         On September 18, 1995, the Registrant and certain of its subsidiaries (collectively, the "Debtors" or the "Company") filed voluntary petitions (the "Filing") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the U. S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to consolidated financial statements.

         In connection with the Filing, on October 17, 1995, the Bankruptcy Court entered a final order (the "Final Order") approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chemical Bank (now merged with, and known as The Chase Manhattan Bank) ("Chase"). The DIP Facility amends and restates, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. Pursuant to the terms of the DIP Facility, as amended, the bank group has made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at February 1, 1997, not to exceed a total of $492.4 million, divided into two separate tranches consisting of (i) a post-petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million (reflecting the Second Amendment (as hereinafter defined)) to be made available by Tranche A Banks (the "Tranche A Facility") and
(ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At February 1, 1997, the Borrowing Base was $243.1 million. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. On July 16, 1996, the Bankruptcy Court approved the Second Amendment to the DIP Facility (the "Second Amendment") which, among other things, provided for rescinding a $50 million line reduction of the Tranche A Facility commitment that took effect on May 4, 1996 and eliminating the $50 million line reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million line reduction of the Tranche A Facility commitment on May 3, 1997. On March 12, 1997, the Company, the guarantors and the bank group entered into an amendment to the DIP Facility providing that all of the proceeds of the 4 Store Closing Sales (as hereinafter defined) are to be applied to a prepayment of the Tranche B loans and that the Tranche B Facility commitment be reduced by such amount. Pursuant to this amendment, 70% of the proceeds have been applied in this manner and the balance is to be so applied no later than 60 days after the conclusion of the 4 Store Closing Sales. The DIP Facility expires on the earlier of September 18, 1997 or the date of an entry of an order by the Bankruptcy Court confirming a plan of reorganization.

         On May 2, 1997, Chase, as agent for the bank group under the DIP Facility, advised the Company that the bank group had agreed to extend the DIP Facility to June 15, 1998 subject to the execution of documentation and Bankruptcy Court approval. The DIP Extension provides for a total commitment of $450 million consisting of a Tranche A Facility of $250 million and a Tranche B Facility of $200 million. In addition, the DIP Extension amends the DIP Facility to provide for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in fiscal year 1997 and for the fiscal quarter ending April 30, 1998, and revised monthly inventory amounts through June 15, 1998. In all other material respects the DIP Facility remains unchanged.

         The Final Order provides that (i) the Company pay monthly interest payments on the outstanding principal amount of pre-petition indebtedness under the term portion of the pre-petition credit facility (the "Term Loan") and the real estate based loan agreement (the "Real Estate Loan") between the Company and Chase and (ii) the lenders under such pre-petition facilities be granted a replacement security interest in and lien upon all of the properties and assets of the Company. The outstanding principal amounts on the Term Loan and the Real Estate Loan have been classified as liabilities subject to compromise on the consolidated balance sheet (see note
6 to consolidated financial statements).

         The United States Trustee for the Southern District of New York has appointed Official Committees ("Committees") of Unsecured Creditors and Equity Security Holders for the Chapter 11 case. The role of the Committees includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter 11 case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of their business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 case. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through September 1, 1997, and the period in which the Debtors can solicit acceptances for the plan of reorganization through October 30, 1997. At this time, it is uncertain what, if anything, a plan of reorganization may provide for equity security holders.

         On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of Filing. The program provides for each reclamation vendor that extends mutually acceptable credit support to receive both a cash payment of up to 50% of its eligible reclamation claim and priority treatment for the remainder of its claim. Reclamation cash payments of $11.6 million were made in 1996. To the extent these payments exceed $10 million, the Debtors are required to apply such excess to pay down the Term Loan in an equivalent amount (up to $8.5 million). As of February 1, 1997 the Debtors had paid down $1.4 million of the Term Loan related to the reclamation program.

         On December 6, 1996 the Company presented its Five-Year Business Plan (the "Business Plan") to the Company's Creditor, Bank and Equity Committees setting forth its strategy to restore the Company to long-term profitability by raising customer satisfaction levels, revamping advertising programs, lowering everyday prices and focusing its promotional activity, narrowing and refocusing merchandise assortments, and implementing improved operating efficiencies and cost reductions. To implement its strategy to restore the Company to long-term profitability, the Company has continued to strengthen its management team. For further information regarding the management team, see "Item 10. Directors and Executive Officers of the Registrant." In order to raise customer satisfaction levels, the Company plans to focus on improving in-stocks and customer service by reducing levels of promotional activity combined with more efficient product flow as a result of the new regionalized distribution network.

         The Company has discontinued regular coupon sales and one-day sale events, has reduced the number of circular pages and the number of promotional items in each circular and has eliminated the distribution of midweek circulars, with the exception of selected weeks. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long term marketing strategy. In 1997, the Company plans to continue to reduce the number of circular pages and promotional items and to focus on key items and categories in order to reduce costs and improve in-stock positions, and promote the Company's upscale image and draw more customers into its stores through more compelling circulars.

         In the third and fourth quarters of 1996, the Company introduced its Price Cut Program which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. The Company believes that this will rebuild customers' perceptions of Caldor as an everyday fair price store. The Company is currently evaluating extending the Price Cut program to other product categories. By lowering everyday prices on a variety of frequently purchased items, the Company has been able to stimulate regular priced business. The Company will continue to offer a broad range of products, but plans to prioritize the family apparel and fashion home categories that it believes differentiate the Company from the competition and appeal to its upscale core customer. In addition, the Company has examined each of its departments and is reallocating selling space to present a more focused value and quality message to its customers.

         The Company believes that the Business Plan sets forth a strategic direction to take advantage of its strengths and to improve key areas of its business. The Company will continue to review and refine the Business Plan.

         Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Filing or the date on which the property is returned to the landlord. Forty-five of the Company's store leases, including three which were rejected in 1996, are guaranteed by the Company's former parent, The May Department Stores Company ("May Company"). Prior to the Filing, the Company had agreed to indemnify May Company for any damages incurred by May Company under its guaranties. Accordingly, the Company's liability to May Company for the amount of the remaining payments on these leases, if rejected, may not be limited under Section 502 of the Bankruptcy Code. A landlord may also have a claim for unpaid pre-petition rent. As of April 15, 1997, the Debtors had rejected leases for 26 locations and moved to reject two others (14 closed stores and 14 additional real estate leases), assumed 15 real estate leases (seven of which were for stores opened prior to 1996, two for warehouses and the balance were for stores that were opened in 1996), conditionally assumed two real estate leases and had reached agreement with landlords to terminate, without liability, seven additional leases. The Company is required by an order of the Bankruptcy Court, subject to the right of both the Company and the applicable landlord to move to accelerate for due cause shown, to make a decision to assume or reject an additional two leases by September 30, 1997, 43 leases by March 31, 1998 and the balance of real property leases on confirmation of its plan of reorganization. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings.

         On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores and the Debtors' retention of a liquidator to conduct store closing sales (the "Closing Sales"). These sales were completed and the stores were closed by the end of June 1996. On July 16, 1996, the Bankruptcy Court directed the application of the net proceeds of such Closing Sales to the payment of the Term Loan. The Company paid $22.5 million to Chase for application to the Term Loan and will similarly apply that portion of the remaining net proceeds (approximately $4 million) upon resolution of a litigation brought by the liquidators of the inventory of those 12 stores. As part of the Company's ongoing review process, the Company identified, and on March 12, 1997 obtained Bankruptcy Court approval to close, four under-performing stores in 1997. The Company has retained a liquidator that has completed store closing sales at two of these locations and currently is conducting store closing sales at the other two locations (the "4 Store Closing Sales"). The proceeds of the 4 Store Closing Sales are to be applied to a prepayment of the Tranche B loans.

         The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review.


MERCHANDISING

         The Company seeks to position itself as an upscale discount store. To achieve this objective, the Company emphasizes quality branded hardline and softline products, seeks to respond quickly to emerging fashion and product trends and has enhanced its softlines presentation and assortment. In the third and fourth quarters of 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. The Company believes that this will rebuild customers' perceptions of Caldor as an everyday fair price store. The Company is currently evaluating extending the Price Cut Program to other product categories.

         The Company's stores feature nationally branded hardline and softline merchandise, including KitchenAid, Farberware, Nikko, Westpoint Stevens, Sony, Braun, Wrangler, Britannia and Hanes. Softline sales and hardline sales as a percentage of total sales in 1996 were 40% and 60%, respectively. The Company's softline merchandise balances quality, fashion and price and its principal apparel lines consist of casual and weekend wear. Although the Company relies primarily on purchases from domestic resources, the Company's direct imports in 1996 totaled approximately 12% of total purchases.

STORES

         Management. The management of the Company's stores is regionalized in order to provide operational and merchandising assistance to the stores. Each of the Company's store managers reports to one of 12 district managers, who in turn report to one of two regional vice presidents. The districts are divided into two geographical regions, each of which is headed by a regional vice president who reports to the Executive Vice President - Store Operations. In addition, the management team at the corporate level monitors store functions and attempts to implement improvements to enhance the efficiency and effectiveness of work processes.

         Prototype. The Company's newer and recently remodeled stores feature a customer-friendly store format with upscale fixtures, bright color schemes, improved lighting, focal and impact areas (for electronics, jewelry, domestics and housewares) and wider aisles which are an integral part of the Company's customer-oriented strategy. The Company remodeled 48 stores during the past five years to incorporate many of these features. The Company continues to refine its prototype store and plans to remodel four stores in 1997.

CUSTOMER DRIVEN

         The Company emphasizes a customer-driven culture throughout its organization in order to improve the shopping experience. The Company provides management training and incentives to promote and reward customer service in its stores. A Company-wide Friendliness Program, monitored by customer surveys, encourages proactive customer service by store Associates. Positive recognition and performance evaluations are tied to stores' Friendliness ratings and in-stock performance.

MARKETING, ADVERTISING AND PROMOTION

         Color circulars are the primary components of the Company's advertising program. Circulars are distributed in major newspapers and by hand delivery in each of the Company's markets on every weekend of the year and selectively during midweek. These circulars generally range from 16 to 48 pages, average 29 pages, and typically contain between 250 and 350 promotional items. The Company has taken steps to better focus its advertising and reduce the number of items featured, which will also simplify ordering and store handling of merchandise. The Company also implemented its Price Cut program on certain items in the third quarter of 1996. In 1997, the Company plans to continue to reduce the number of circular pages and the number of promotional items in order to reduce costs and improve in-stock positions, and promote the Company's upscale image and draw more customers into its stores through more compelling circulars. In 1995, television commercials were reinstituted during the Christmas season as part of the Company's advertising program. The Company also participates with vendors in vendor-paid cooperative advertising. In 1996, 1995 and 1994, net advertising costs constituted approximately 1.3%, 1.4% and 1.1%, respectively, of the Company's total sales.

PURCHASING, DISTRIBUTION AND INVENTORY MANAGEMENT

         Merchandise is purchased, primarily through the Company's centralized buying organization, from over 3,000 manufacturers and suppliers. During 1996, the Company's top 25 domestic vendors accounted for approximately 24% of net purchases, and no one vendor accounted for more than 3%.

         The Company's distribution centers are located in North Bergen, New Jersey and Westfield, Massachusetts. In September 1996, the Company converted to a regionalized distribution network by closing its Newburgh, New York facility and opening a new facility in Westfield, Massachusetts. Under this new regionalized network, using automated sortation handling systems, each facility handles the full range of merchandise distribution for its respective region. The North Bergen facility was expanded in 1989 and upgraded in 1992. The Company plans to design and implement a comprehensive warehouse management system to enhance merchandise receiving, inventory management and paperless processing in order to further increase efficiency and reduce overhead costs.

COMPETITION

         The general merchandise discount retail business is highly competitive. The Company considers merchandise selection, quality, in-stock positions, pricing, store location, shopping environment, customer service and advertising to be the most significant competitive factors. Because of the broad range of merchandise sold, the Company, which on the basis of annual sales volume is the fourth largest discount department store chain in the U.S., competes with a variety of national, regional and local discounters, department stores, specialty stores and retail chains, some of which are larger and better capitalized than the Company. Competition will increase as competitors open additional stores in the Company's market areas.


TRADEMARKS AND LICENSES

         The Company owns the "Caldor" name, which it uses as a tradename and service mark and as a trademark in connection with various merchandise. The Company also uses various other registered and common law trademarks and trade names pursuant to which it markets certain merchandise. The Company believes that no individual trademark or tradename, other than "Caldor", is material to the Company's competitive position in the industry.

ASSOCIATES

         As of April 15, 1997, the Company and its subsidiaries employed approximately 22,000 Associates. Approximately 8,000 additional persons are employed temporarily during the Christmas season. Substantially all of the Company's retail store and distribution center Associates are represented by unions. The Company has never suffered a strike and believes that its relations with its Associates and their unions are good.

ITEM 2.  PROPERTIES

         As of April 15, 1997, the Company and its subsidiaries operated 157 stores in a corridor comprised of ten East Coast and Mid-Atlantic states. The Company's stores are located in well-established, high-traffic retail corridors, strip shopping centers and enclosed shopping malls, or operate as free-standing units, primarily in or near densely populated urban and suburban locations. The Company's stores average approximately 101,100 square feet. Approximately 75% of the square footage is used as selling space and the remainder is used for merchandise processing, temporary storage and store administration.

         As of April 15, 1997, the Company operated stores in the following states: Connecticut (30), Delaware (3), Maryland (14), Massachusetts (22), New Hampshire (1), New Jersey (26), New York (46), Pennsylvania (10), Rhode Island
(2) and Virginia (3).

         The Company owns seven stores (three of which include land and building, and four, the building only), its MIS facility in Trumbull, Connecticut and has construction loans on two store locations, with the remainder of its facilities operated under predominantly long-term leases. The typical store lease has an initial term of 20 years, with renewal options between 10 and 30 years, exercisable at the Company's option.

         In April 1996, the Company entered into a lease for a 649,521 square foot distribution center in Westfield, Massachusetts. The initial term of the Westfield lease is 25 years with two 10 year renewal periods at the Company's option. The Company has the option, during the first 10 years of the lease, to add up to 350,500 square feet to the facility. The Company also leases a 616,000 square foot facility located in North Bergen, New Jersey. For further information, see "Item 1. Business--Purchasing, Distribution and Inventory Management." The Company also leases its corporate headquarters located in Norwalk, Connecticut and administrative facilities located in North Ridgeville, Ohio and Sheffield Lake, Ohio. All of these facilities have leases with terms subject to renewal by the Company. The Company sublets its excess land parcels and retail space to generate additional revenue. All of the properties and assets of the Company currently are subject to security interests and liens under the Company's various credit facilities. For further information, see "Item 1. Business--Reorganization Case."

         As part of the Company's ongoing review of its operations, the Company identified, and on March 12, 1997 obtained Bankruptcy Court approval to close, four under-performing stores, consisting of two stores in the New York City market; one store in Massachusetts; and one store in Rhode Island. The Company has retained a liquidator that has completed store closing sales at two of these locations and currently is in the process of conducting store closing sales at the other two locations. The Company also closed 12 stores in 1996, consisting of five stores in the Rochester, New York market; three stores in the Syracuse, New York market; two stores in Massachusetts; one store in Connecticut; and one store on Long Island, New York.

         In 1996, the Company opened seven new stores located in District Heights, Maryland; Glen Oaks, New York; Philadelphia, Pennsylvania; Westbury, New York; Silver Spring, Maryland; Brooklyn, NY, and Edgewater, New Jersey. The Company believes that the sites of its new stores are consistent with its strategy of focusing on urban/suburban markets.

         As of April 15, 1997, the Debtors had rejected leases for 26 locations and moved to reject two others (14 closed store leases and 14 additional locations), assumed 15 real estate leases (seven of which were for stores opened prior to 1996, two were for warehouses and the balance were for stores that were opened in 1996), conditionally assumed two real estate leases and reached agreements with landlords to terminate an additional seven leases without liability. For further information regarding "assumption" and "rejection," see "Item 3. Legal Proceedings--Commencement of Chapter 11 Case -- Chapter 11 Reorganization Under the Bankruptcy Code."


ITEM 3.  LEGAL PROCEEDINGS

COMMENCEMENT OF CHAPTER 11 CASE

         While the following discussion provides general background information regarding the Debtors' Chapter 11 case, it is not intended to be an exhaustive summary.

         General. On September 18, 1995, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code. The individual Chapter 11 cases were consolidated for procedural purposes only and are being jointly administered by the Bankruptcy Court. See "Item 1. Business -- Reorganization Case".

         Chapter 11 Reorganization Under the Bankruptcy Code. Pursuant to
Section 362 of the Bankruptcy Code, during a Chapter 11 case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other proceedings against the Debtors which were or could have been commenced prior to commencement of the Chapter 11 case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Debtors; (iii) take any action to obtain possession of or exercise control over property of the Debtors or their estates; (iv) create, perfect or enforce any lien against the property of the Debtors; (v) collect, assess or recover claims against the Debtors that arose before the commencement of the case; or (vi) set off any debt owing to the Debtors that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Debtors that arose before the commencement of the case.

         Although the Debtors are authorized to operate their businesses and manage their properties as debtors-in-possession, they may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval.

         An Official Unsecured Creditors' Committee and an Official Committee of Equity Security Holders have been appointed by the United States Trustee and are acting in the Chapter 11 case of the Debtors. The Debtors are required to pay certain expenses of these committees and those of the Steering Committee of the banks participating in the DIP Facility, including counsel, accountants' and financial advisors' fees to the extent allowed by the Bankruptcy Court.

         As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. In this context, "assumption" requires the Debtors to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Debtors are relieved from their obligations to perform further under the rejected contract or lease, but are subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the reorganization.

         Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the filing.

         Pre-petition claims which were contingent or unliquidated at the commencement of the Chapter 11 case are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts, including leases, are expected to be substantial. The Company has established a reserve approximating what the Company believes will be its liability under these claims. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing.

         Plan of Reorganization - Procedures. For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a plan of reorganization.

         Given the magnitude of the Debtors' operations and the number of interested parties asserting claims that must be resolved in the Chapter 11 case, the plan formulation process is complex. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until September 1, 1997 and October 30, 1997, respectively.

         If a Chapter 11 debtor fails to file its plan during the Exclusive Period or after such plan has been filed fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors or equity security holders, may file a plan of reorganization for such Chapter 11 debtor.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of the Chapter 11 case on the business of the Company or on the interests of creditors. At this time, it is uncertain what, if anything, a plan of reorganization may provide for equity security holders.

         Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

         To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

OTHER PENDING LEGAL PROCEEDINGS: CLASS ACTIONS

         On or about September 13, 1995, a class action complaint was filed in the United States District Court for the District of Connecticut (the "Connecticut District Court") by Joel A. Gerber (the "Gerber Complaint") against the Company and certain of its former officers and directors. The action seeks to recover damages on behalf of all persons who purchased the Company's common stock between August 23, 1995 through September 11, 1995. The Gerber Complaint alleges the defendants made material misrepresentations and omissions in statements to the press on August 23 and 24, 1995, concerning the Company's relationships with its vendors and factors, as well as the Company's ability to maintain current payments, in violation of the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         A second class action complaint was filed on or about September 21, 1995 in the Connecticut District Court against certain of the Company's former officers and directors (but not the Company) by Lawrence Cowit and others (the "Cowit Complaint"). The action seeks to recover damages on behalf of all persons who purchased the Company's common stock between June 22, 1995 through September 15, 1995. The Cowit Complaint alleges the defendants made materially false and misleading representations and omissions concerning the Company's credit position and relationship with crucial creditors, as well as the likelihood that the Company would deviate from its business plan, all in violation of the provisions of the Exchange Act. The Cowit Complaint further asserts that the Company disseminated a series of positive press releases regarding new store openings which were allegedly false and misleading because the Company would not be able to sustain its expansion program.

         A third class action complaint was filed by Dominic Pignetti (the "Pignetti Complaint") on or about October 27, 1995 in the Connecticut District Court against certain of the Company's former officers and directors (but not the Company). The action seeks to recover damages on behalf of all persons who purchased the Company's common stock between February 27, 1995 through September 15, 1995. The Pignetti Complaint alleges the defendants made materially false statements and omissions in the press, the Company's annual report and other SEC filings by failing to disclose the Company's allegedly strained relationships with its trade factors and suppliers and the adequacy of financing for Company operations and planned growth, all in violation of the provisions of the Exchange Act. In addition, the Pignetti Complaint, based upon the same allegations, asserts claims for negligent misrepresentation and common law fraud.

         A fourth class action complaint was filed on or about November 30, 1995 in the Connecticut District Court by Ann V. Nelms and others (the "Nelms Complaint") against certain of the Company's former officers and directors (but not the Company). The action seeks to recover damages on behalf of all persons who purchased the Company's common stock between February 6, 1995 through September 15, 1995. The Nelms Complaint alleges that the defendants made materially false statements and omissions in the press, the Company's annual report and other SEC filings purportedly concerning the Company's relationships with its factors and its bankers, its ability to finance its growth plans, and its need for additional bank financing; all in violation of the provisions of the Exchange Act. In addition, the Nelms Complaint asserts claims for negligent misrepresentation and common law fraud.

         Pursuant to an Order of Consolidation, the Gerber, Cowit and Nelms actions were consolidated (the "Consolidated Action"), and a consolidated amended complaint was served on December 18, 1995. On the same date, a separate amended complaint was served in the Pignetti action, which was not subject to the Order of Consolidation. The amended complaints assert claims only against certain of the Company's former officers and directors. Although the Company is not a named defendant in either the Consolidated Action or the Pignetti action, a proof of claim was filed in the Chapter 11 case by the plaintiffs in the Consolidated Action. The amount of liability, if any, related to these actions is not presently determinable.

         On December 18, 1995, the Company commenced an adversary proceeding in Bankruptcy Court and brought on a motion for a preliminary injunction by order to show cause to stay proceedings in all of the pending stockholder class action litigations against the remaining defendants. The Bankruptcy Court entered an order, dated February 7, 1997, granting the Company's motion for a preliminary injunction enjoining prosecution of the class actions until further order of the Bankruptcy Court. Although the Company is required to indemnify the defendants to the extent provided by Delaware law, the Company has directors and officers liability coverage. As a result of the preliminary injunction, none of the former officers or directors named as a defendant in any of the actions has been required to answer any of the foregoing complaints, which actions are believed by the Company to be without merit and will be vigorously defended.

OTHER ACTIONS

         The Company and certain of its subsidiaries are defendants in various other actions commenced by vendors, customers, former employees and others that are incidental to the normal course of its business. Similarly situated persons have asserted claims against the Company but have not made those claims the subject of litigation. However, cases that relate to a claim that arose before the Filing generally were stayed pursuant to Section 362 of the Bankruptcy Code and are to be dealt with as part of the claims resolution process.

         The Company believes that the ultimate outcome of the foregoing actions and claims pending will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CLD." The last reported sale price of the Company's Common Stock on the NYSE Composite Tape on April 15, 1997 was $1-3/4. The approximate number of holders of the Company's Common Stock as of such date was 16,800.

         The Company has not paid, and has no current plans to pay in the foreseeable future, dividends on its Common Stock. As detailed in "Item 3. Legal Proceedings," the Debtors have filed for protection under Chapter 11 of the Bankruptcy Code and the Company is precluded from paying dividends until such cases have been concluded. The DIP Facility prohibits the declaration of cash dividends on the Company's Common Stock.


COMMON STOCK PRICE

                          First Quarter        Second Quarter         Third Quarter          Fourth Quarter
                          -------------        --------------         -------------          --------------

  1996
      High                     4-3/4               4-1/4                   2-3/8                  1-7/8
      Low                      2-7/8               1-5/8                   1-5/8                  1

  1995
      High                    24-1/4              21-1/8                  13-3/4                  5-1/8
      Low                     18-5/8              13-3/8                   3-1/4                  2-7/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


THE CALDOR CORPORATION AND SUBSIDIARIES
 (in thousands, except
per share data)                          1996               1995              1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                            $ 2,602,456        $ 2,765,525        $2,748,634       $2,414,124       $2,127,684
Cost of merchandise sold               1,935,500          2,131,281         1,961,475        1,742,276        1,527,731
                                     ----------------------------------------------------------------------------------
Gross margin                             666,956            634,244           787,159          671,848          599,953
Selling, general and
   administrative expenses
   (net of depreciation and
   amortization)                         669,434            713,916           631,805          528,913          462,296
Depreciation and
   amortization                           55,323             61,081            48,478           40,501           34,954
Interest expense, net                     39,502             40,973            34,948           34,904           39,934
                                     ----------------------------------------------------------------------------------
Earnings (loss) before
   reorganization items,
   income taxes, extraordinary
   items and cumulative effect
   of accounting changes                 (97,303)          (181,726)           71,928           67,530           62,769
Reorganization items                      87,522            170,731                --               --               --
                                     ----------------------------------------------------------------------------------
Earnings (loss) before
   income taxes, extraordinary
   items and cumulative effect
   of accounting changes                (184,825)          (352,457)           71,928           67,530           62,769
Income tax provision(benefit)                500            (59,825)           27,569           26,152           25,507
                                     ----------------------------------------------------------------------------------
Earnings (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes                   (185,325)          (292,632)           44,359           41,378           37,262
Extraordinary items                           --             (8,396)               --           (5,378)              --
Cumulative effect of
    accounting changes                        --                 --                --            (2,768)          (2,812)
                                     ----------------------------------------------------------------------------------
Net earnings (loss)                  $  (185,325)       $  (301,028)       $   44,359       $   33,232       $   34,450
                                     ==================================================================================


EARNINGS (LOSS) PER SHARE:
Earnings (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes                $    (10.91)       $    (17.30)       $     2.65       $     2.50       $     2.54
                                     ----------------------------------------------------------------------------------
Net earnings (loss)                  $    (10.91)       $    (17.79)       $     2.65       $     2.01       $     2.35
                                     ----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Merchandise inventories              $   450,499        $   499,948        $  550,932       $  468,069       $  407,176
Working capital                          102,119            271,365            42,220           80,587          113,755
Total assets                           1,050,523          1,174,019         1,149,472        1,006,196          861,512
Long-term debt                            18,463              8,640           236,699          272,065          303,839
Liabilities subject to
   compromise                            719,980            783,102
Stockholders' equity (deficit)          (148,208)            37,208           337,166          291,757          204,065

For further information, see notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The notes to consolidated financial statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

         On September 18, 1995, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York. For further discussion of Chapter 11 proceedings, see "Item 1. Business--Reorganization Case" and note 1 to consolidated financial statements.

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the Saturday closest to January 31. References to 1996, 1995 and 1994 relate to the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. Each of these fiscal years included 52 weeks except for 1995 which included 53 weeks. References to years relate to fiscal years rather than calendar years. The following table summarizes the Company's operating results for the years 1996, 1995 and 1994:

                                                  1996                       1995                  1994
                                            -------------------        ------------------      ----------------
     (dollars in thousands)                     $          %              $          %             $       %
     ----------------------------------------------------------------------------------------------------------
     Net sales                              2,602,456     100.0        2,765,525    100.0      2,748,634  100.0
     Cost of merchandise sold               1,935,500      74.4        2,131,281     77.1      1,961,475   71.4
     Gross margin                             666,956      25.6          634,244     22.9        787,159   28.6
     Selling, general and
        administrative expenses               724,757      27.8          774,997     28.0        680,283   24.7
     Interest expense, net                     39,502       1.5           40,973      1.5         34,948    1.3
     Earnings (loss) before
        reorganization items,
        income taxes and extraordinary
        items                                 (97,303)     (3.7)       (181,726)    (6.6)         71,928    2.6

     Net earnings (loss)                     (185,325)     (7.1)       (301,028)   (10.9)         44,359    1.6


1996 VS. 1995

         Net sales during 1996 decreased by 5.9% from 1995 due to a decrease in same store sales, one less week of sales and the closing of 12 stores in 1996 (a $115.5 million reduction in sales) partly offset by sales from the opening of 10 new stores since July 1995 (incremental sales of $116.9 million in 1996). For 1996, same store sales decreased 5.3% on a comparable 52 week basis from 1995. The decrease in same store sales was primarily attributable to changes in the Company's marketing strategy including the discontinuance of one-day sale events, mid-week circulars and coupon sales, as well as the intensely competitive retail environment. The Company made the determination that the marketing programs it discontinued were neither profitable nor compatible with its long-term marketing strategy. In addition, same store sales for the fiscal month of December were lower primarily due to five fewer Christmas shopping days and unseasonably warm weather in the Northeast. Hardline sales, exclusive of the 12 stores closed in 1996, decreased in 1996 primarily due to decreased sales of electronics, cameras, housewares and small electrical appliances resulting from a number of factors including increased competition, the impact of the Price Cut Program and a reduction in the number of items advertised as part of the Company's new marketing strategy. Softline sales, exclusive of the 12 stores closed in 1996, increased in 1996 mainly as a result of increased sales of ready-to-wear merchandise. The Price Cut Program lowered everyday prices in the third and fourth quarters of 1996 on items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. The Company is currently evaluating extending the Price Cut Program to other product categories. The Company believes that the impact of the Price Cut Program will be partially offset by reduced promotional and permanent markdowns and by increased sales of regular priced merchandise.

         Gross margin as a percentage of sales increased to 25.6% for 1996 compared to 22.9% in 1995. The increase was mainly attributable to reduced promotional markdowns due to the change in the Company's marketing strategy, partly offset by an increase in the reserve for shrinkage. In addition, gross margin in 1995 included a provision for vendor claims estimated to result upon reconciliation of differences between pre-petition liabilities shown by the Company and claims filed by creditors in connection with the Filing, and provision to cover anticipated losses on the liquidation of inventory. For further information, see note 7 to consolidated financial statements.

         Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 27.8% in 1996 from 28.0% in 1995, primarily attributable to a decrease in advertising expense and other expenses associated with the cost reduction initiatives adopted by the Company in 1996 which included changes in marketing strategy, reduction of corporate overhead and the discontinuance of additional accruals related to the pension plan. The decrease was also due to the closing of the 12 under-performing stores in 1996. The Company continues to evaluate its operating procedures and expects additional reductions in SG&A to occur due to improved operating efficiencies and technological advancements at both the corporate and store level.

         Interest expense, net, decreased in 1996 primarily due to a decrease in average revolving credit borrowings as well as a decrease in the related weighted average interest rates as compared to 1995. Average revolving credit borrowings were $151.8 million at a weighted average interest rate of 6.6% in 1996 compared to $160.0 million at 7.2% in 1995. The weighted average interest rate on the Term Loan was 6.3% in 1996 compared to 6.7% in 1995.

         The Company recorded reorganization charges of $87.5 million and $170.7 million in 1996 and 1995, respectively. The costs relate primarily to provisions related to the lease rejections and closings of locations, as well as the reduction to net realizable value of fixed assets in the closed stores. For further information, see "Item 2. Properties" and note 8 to consolidated financial statements.

         The Company has identified and obtained Bankruptcy Court approval for the closing of four under-performing stores. The Company has retained a liquidator that has completed store closing sales at two of these locations and is currently in the process of conducting store Closing Sales at the other two locations. The Company closed 12 under-performing stores in 1996. The lease obligations and related reserves for closings include numerous real property leases rejected and amounts for other executory contracts that have been identified for rejection pursuant to the Bankruptcy Code and are reflected at estimated settlement amounts. The costs relating to these facilities closings may be greater or less than the amount provided in the consolidated financial statements. Also included in reorganization costs are $15.0 million and $12.5 million related to employee retention plans and $13.7 million and $8.8 million in professional fees for 1996 and 1995, respectively. For further information, see note 8 to consolidated financial statements.

         The Company's effective income tax rate in 1996 was 0.3% primarily due to the non-recognition by the Company of deferred tax assets related to net operating loss carryforwards, other credit carryforwards and certain deductible temporary differences. A provision of $0.5 million for state and local taxes was recorded in 1996. The Company realized an income tax benefit of $59.8 million in 1995 as a result of the net losses incurred and the recognition by the Company of the reduction of previously recorded deferred income tax liabilities as well as the receipt by the Company of refunds of previously paid income taxes.

The effective income tax rate in 1995 was 17.0%, primarily due to the non-recognition of operating loss carryforwards in 1995.



1995 VS. 1994

         Net sales during 1995 increased by 0.6% from 1994 due to the opening of three new stores in 1995 and 11 new stores in the second half of 1994 and an extra week of sales, mostly offset by a decline in same store sales. For 1995, same store sales decreased 5.2% on a comparable 52 week basis (and decreased 4.4% on a 53 week basis) from 1994. Through negotiations, the Company normalized shipments from virtually all of the Company's factored and non-factored vendors. Nevertheless, merchandise disruption and changes in vendor terms caused by the Filing adversely affected the Company's in-stock position and margins for certain merchandise in 1995. These factors, coupled with the difficult, highly competitive retail climate and increased promotions, adversely affected the Company's results in 1995. The Company's sales of hardlines categories increased in 1995 primarily due to increased sales of furniture, housewares and food products. Softline sales declined in 1995 mainly due to bankruptcy-related disruptions, such as shipping delays of imported products, and increased competition. New store sales contributed $149.7 million in incremental sales in 1995.

         Gross margin as a percentage of sales decreased to 22.9% in 1995 compared to 28.6% in 1994. The decrease was mainly attributable to increased promotional markdowns. Also, the Company was unable to fully realize all vendor allowances due to reduced receipts of merchandise and strained vendor relations caused by the Filing, resulting in higher cost of merchandise sold in 1995. Gross margin in 1995 included provisions recorded to cover anticipated losses on the liquidation of inventory as well as a provision for vendor claims estimated to result upon reconciliation of differences between pre-petition liabilities shown by the Company and claims filed by the creditors in connection with the Filing.

         SG&A as a percentage of sales increased to 28.0% in 1995 from 24.7% in 1994, primarily attributable to a decrease in same store sales, an increase in depreciation expense, an increase in insurance costs, as well as an increase in costs associated with new stores. The Company also incurred higher advertising costs in 1995 due to higher industry-wide paper costs associated with the printing of its weekly circulars as well as higher costs incurred for the reinstitution of television advertisements during the fourth quarter holiday season. The new stores, located in urban markets, have higher rent costs and higher related costs, such as real estate taxes.

         Interest expense, net, as a percentage of sales increased to 1.5% in 1995 compared to 1.3% in 1994. The increase in 1995 was primarily due to an increase in the average short and long-term borrowings as well as an increase in the weighted average interest rates paid in 1995. Average revolving credit borrowings were $160.0 million at a weighted average interest rate of 7.2% in 1995 compared to $110.7 million at 6.0% in 1994. The weighted average interest rate on the Term Loan was 6.7% in 1995 compared to 5.6% in 1994.

         The Company recorded a $170.7 million reorganization charge in 1995. The costs relate primarily to provisions related to the lease rejections and closings of locations, as well as the reduction to net realizable value of fixed assets in the closed stores. For further information, see "Item 2. Properties" and note 8 to consolidated financial statements.

         The lease obligations and related reserves for facilities closings include numerous real property leases rejected and amounts for other executory contracts that have been identified for rejection pursuant to the Bankruptcy Code and are reflected at estimated settlement amounts. The costs relating to these facilities closings may be greater or less than the amount provided in the consolidated financial statements. Also included in reorganization costs in 1995 were $12.5 million related to employee retention plans and $8.8 million in professional fees.

         The Company realized an income tax benefit of $59.8 million in 1995 as a result of the net losses incurred and the ability to recognize the reduction of previously recorded deferred income taxes liabilities as well the ability to receive refunds of previously paid income taxes. The effective income tax rate in 1995 was only 17.0%, primarily due to the non-recognition of operating loss carryforwards in 1995. The Company's effective income tax rate in 1994 was 38.3%.

         In 1995, the Company recorded an extraordinary loss of $8.4 million on the defeasance of the then outstanding 15% Senior Subordinated Notes. For further information, see note 12 to consolidated financial statements.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         The Company's working capital as of February 1, 1997 decreased by $169.2 million from February 3, 1996. This decrease was primarily due to increased borrowings under the DIP Facility of $112.0 million, which resulted from a net loss of $185.3 million in 1996, capital expenditures of $36.6 million, and cash outlays of $29.9 million related to the Company's reorganization charges. In addition, inventories decreased by $49.4 million, partly related to the Company's program to reduce inventories and due to the closure of certain stores. Assets held for disposal at year-end 1995 were liquidated through closing sales and the proceeds were applied to the Term Loan, contributing to a decrease in working capital. Refundable income taxes and deferred income taxes decreased by $9.0 million primarily due to the receipt of federal income tax refunds in 1996.

         The Company's working capital as of February 3, 1996 increased by approximately $229 million from January 28, 1995 primarily due to the reclassification of approximately $356 million of current liabilities in the form of accounts payable and pre-petition accrued liabilities to long-term liabilities subject to compromise.

         Net cash used in operating activities for 1996 was $73.0 million as compared to net cash provided by operating activities of $93.2 million in 1995. This use of cash for operating activities in 1996 was primarily due to the Company's net loss of $185.3 million, a reduction in liabilities subject to compromise of $78.2 million and reorganization items of $29.9 million. The reduction of liabilities subject to compromise, approved by the Bankruptcy Court, included application of the Closing Sales proceeds to the Term Loan, reclamation payments made to vendors, a reduction in the liability for vendor claims, payments for sales and use tax, the refinancing of the loan related to the Silver Spring, Maryland store, and normal amortization of capital lease obligations.

         Net cash provided by operating activities in 1995 increased $48.5 million over 1994 primarily due to the increase in working capital resulting from reclassification of current liabilities to long-term liabilities subject to compromise in 1995. These items were offset by the net loss in 1995 of $301 million compared to net income of $44.4 million in 1994, a change of $345.4 million. The net loss in 1995 included a noncash reorganization charge of $170.7 million that offset this change.

         Capital expenditures were $36.6 million in 1996 compared to $81.1 million in 1995 and $90 million in 1994. The Company opened three new stores in 1995 and seven new stores in 1996. A substantial portion of the expenditures related to the stores that opened in 1996 was incurred in 1995. In 1995, the Company utilized construction loans to build two of its new store locations. In 1994, the Company spent approximately $8 million on the acquisition of leasehold interests. The Company's capital expenditures for 1997 are projected to be approximately $30 million to be used primarily for store remodeling, management information systems and distribution center and store upgrades and improvements.

         On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chase. The DIP Facility amends and restates, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. Pursuant to the terms of the DIP Facility, as amended, the bank group has made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at February 1, 1997, not to exceed a total of $492.4 million, divided into two separate tranches consisting of (i) the Tranche A Facility not to exceed $250 million (reflecting the Second Amendment) and (ii) the Tranche B Facility in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the Borrowing Base. At February 1, 1997, the Borrowing Base was $243.1 million. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. On July 16, 1996, the Bankruptcy Court approved the Second Amendment which, among other things, provided for rescinding a $50 million line reduction of the Tranche A Facility commitment that took effect on May 4, 1996 and eliminating the $50 million line reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million line reduction of the Tranche A Facility commitment on May 3, 1997. On March 12, 1997, the Company, the guarantors and the bank group entered into an amendment to the DIP Facility providing that all of the proceeds of the 4 Store Closing Sales are to be applied to a prepayment of the Tranche B loans and that the Tranche B Facility commitment be reduced by such amount. Pursuant to this amendment, 70% of the proceeds have been applied in this manner and the balance is to be so applied no later than 60 days after the conclusion of the 4 Store Closing Sales. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. The DIP Facility expires on the earlier of September 18, 1997 or the date of an entry of an order by the Bankruptcy Court confirming a plan of reorganization.

         The DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.5% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.50% per annum in excess of the reserve adjusted LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at ABR, or, at the Registrant's option, at a rate of 0.75% per annum in excess of LIBOR.

          On May 2, 1997, Chase, as agent for the bank group under the DIP Facility, advised the Company that the bank group had agreed to extend the DIP Facility to June 15, 1998 subject to the execution of documentation and Bankruptcy Court approval. The DIP Extension provides for a total commitment of $450 million consisting of a Tranche A Facility of $250 million and a Tranche B Facility of $200 million. In addition, the DIP Extension amends the DIP Facility to provide for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in fiscal year 1997 and for the fiscal quarter ending April 30, 1998, and revised monthly inventory amounts through June 15, 1998. The Company will incur approximately $3 million in bank fees associated with the DIP Extension. In all other material respects the DIP Facility remains unchanged.

          The DIP Extension provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR.

         The Tranche A Banks and the Tranche B Banks were granted a lien on all of the assets of the Debtors and a superpriority claim over all obligations of the Debtors arising under the Tranche A Facility and the Tranche B Facility, respectively. However, the claim of the Tranche B Banks is subordinate in priority to the claim of the Tranche A Banks. In addition, Chase, as agent, was granted a security interest in all of the shares of capital stock now or hereafter issued to the Registrant by certain of its subsidiaries. The pre-petition banks have been granted a security interest in all assets of the Debtors, subordinate to the security interests and liens thereon granted to the Tranche A Banks and the Tranche B Banks, subject to the conditions of the financing order of the Bankruptcy Court, dated October 17, 1995.

         As of February 1, 1997, the outstanding borrowings under the DIP Facility were $152 million and open letters of credit were $52.6 million. In addition, the Company had outstanding borrowings of $191.1 million and $215 million on its Term Loan as of February 1, 1997 and February 3, 1996, respectively. The Term Loan was reduced by application of the net proceeds of the Closing Sales of $22.5 million and will be reduced by the application of the remaining net proceeds (approximately $4 million) upon resolution of a litigation brought by the liquidators of the inventory of these stores. The
Term Loan was also reduced by $1.4 million in payments related to the reclamation program in 1996. The borrowings outstanding under the Term Loan have been classified as liabilities subject to compromise in the consolidated balance sheets (see note 6 to consolidated financial statements).

         In February 1995, the Company increased the Term Loan borrowings by $50 million to $215 million. Using the additional $50 million in Term Loan borrowings and $16 million in revolving credit borrowings, the Company executed an in-substance defeasance of the outstanding 15% Senior Subordinated Notes (the "Notes") by depositing $66 million of U.S. Government Securities into an irrevocable trust to cover the redemption value (including principal, call premium and interest) of the Notes on June 1, 1995, at which time the Notes were called.

         The Company borrowed $10.9 million in 1996 under a construction loan relating to the Silver Spring, Maryland store. The proceeds of this loan were used to refinance an existing construction loan and for capital expenditures for such store. As of February 1, 1997, the outstanding borrowings under this loan were $10.5 million and bear interest at a rate of 1.75% per annum in excess of LIBOR.

         In August 1995, the Company entered into the Real Estate Loan with Chase consisting of a $37.1 million non-amortizing term loan through August 1997. The borrowing is secured by mortgages on certain real estate. The outstanding borrowings of $37.1 million for 1996 and 1995 have been classified as liabilities subject to compromise in the consolidated balance sheets (see note 6 to consolidated financial statements).

         The Company believes that cash on hand, refundable income taxes, amounts available under the DIP Facility, as to be amended by the DIP Extension, and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements for the next twelve months. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders. At this time, it is uncertain what, if anything, a plan of reorganization may provide for equity security holders.

         As a result of the Filing, the prosecution of litigation against the Debtors involving matters arising prior to the Filing for bankruptcy generally was stayed. Such stay may be modified by the Bankruptcy Court for cause shown in appropriate circumstances.

         Certain former officers and directors of the Company are defendants in class actions brought on behalf of all persons who purchased the Company's stock during specified periods of time. These actions are discussed in "Item 3. Legal Proceedings." Although the Company is not a named defendant in these actions, a proof of claim was filed in the Chapter 11 case by the plaintiffs in the Consolidated Action. The amount of liability, if any, related to these actions is not presently determinable. The Company is required to indemnify the defendants to the extent provided by Delaware law and the Company has directors' and officers' liability coverage. Accordingly, no amounts have been provided for such liability in the consolidated financial statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including the Annual Report on Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Item 1. Business" related to the Company's business strategies and the Company's ability to compete, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditures requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time-to-time in the Company's filings with the SEC.

         The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company may be adversely affected as competitors open additional stores in the Company's market areas. The Company has working capital needs which are expected to be funded largely through borrowings under the DIP Facility, as to be amended by the DIP Extension. The DIP Facility, as to be amended by the DIP Extension, contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, capital leases and annual rents, the sale of assets and the maintenance of minimum earnings before interest, taxes, depreciation, amortization, and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Item 1. Business--Reorganization Case."

SEASONALITY

         The Company's business is highly seasonal with a major portion of its annual sales occurring in the fourth quarter of the year due to increased customer buying during the Christmas selling season. As a result, the Company's operating earnings have historically been concentrated in the fourth quarter. In 1996 and 1995, 32% and 34% of the Company's total sales were recorded in the fourth quarter, respectively.

INFLATION

         The Company believes that the impact of inflation and changing prices has not significantly affected the Company's sales or results of operations. The Company uses the LIFO inventory accounting method for financial reporting purposes, because it is believed to provide a better matching of current costs with revenue than does the FIFO method. Therefore, the cost of merchandise sold included in the results of operations are already adjusted for inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings. In the event the Company does not achieve certain expected rent reductions, the Company could incur an impairment charge for certain of its properties.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company elected to continue applying APB No. 25 for its stock-based compensation awards to employees. See note 9 to consolidated financial statements for expanded disclosures required by SFAS No. 123.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per share" ("SFAS No. 128"), which is effective for the Company beginning with the fiscal year ending January 31, 1998 ("1997"). SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal year 1997 will have a significant impact on the Company's earnings per share.

SELECTED QUARTERLY DATA (UNAUDITED)

         The following quarterly results are determined in accordance with the same accounting policies used for the annual information, including certain items based upon estimates for the entire year:

(in thousands, except per share amounts)      First            Second           Third               Fourth                Year
---------------------------------------------------------------------------------------------------------------------------------
1996
Net sales                                   $ 568,560        $ 622,212        $ 568,596           $ 843,088           $ 2,602,456
Gross margin (LIFO)                           142,400          167,196          161,430(1)          195,930               666,956
Selling, general and
  administrative expenses                     168,524          175,792          192,333             188,108               724,757
Reorganization items                            8,761           10,779            5,881              62,101(2)             87,522
Net loss                                      (43,281)         (28,420)         (47,960)            (65,664)             (185,325)
PER SHARE AMOUNTS:
Net loss                                    $   (2.57)       $   (1.67)       $   (2.81)          $   (3.86)          $    (10.91)
                                            -------------------------------------------------------------------------------------

Weighted average number of
  shares used in computing
  net loss per share                           16,857           17,012           17,062              17,046                16,994
---------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)      First           Second             Third              Fourth                Year
---------------------------------------------------------------------------------------------------------------------------------
1995
Net sales                                   $ 564,250         $670,830        $ 591,386           $ 939,059           $ 2,765,525
Gross margin (LIFO)                           156,547          183,335          151,847             142,515(3)            634,244
Selling, general and
  administrative expenses                     161,488          167,874          190,426             255,209               774,997
Reorganization items                                                              4,637             166,094(4)            170,731
Earnings (loss) before extraordinary
items                                          (9,242)           3,343          (32,600)           (254,133)             (292,632)
Net earnings (loss)                           (14,406)           3,343          (32,600)           (257,365)             (301,028)
PER SHARE AMOUNTS:
Earnings (loss) before extraordinary
items                                       $   (0.55)        $   0.20        $   (1.92)          $  (15.01)          $    (17.30)
Net earnings (loss)                         $   (0.86)        $   0.20        $   (1.92)          $  (15.20)          $    (17.79)
                                            -------------------------------------------------------------------------------------

Weighted average number of
  shares used in computing
  net earnings per share                       16,751           16,933           16,964              16,929                16,918

           (1) The 1996 third quarter gross margin includes a $15 million reduction in the provision for vendor claims that was recorded during 1995. In addition, the Company has refined its practice of capitalizing certain costs in inventory, resulting in additional cost of merchandise sold, of approximately $13 million upon liquidation of such inventory.

           (2) The 1996 fourth quarter reorganization items that were directly associated with the Company's Chapter 11 case included $30.8 million of provisions for closed stores, $20.8 million for lease rejection obligations, $7.2 million for the Employee Retention Plan and $2.4 million for professional fees.

           (3) The 1995 fourth quarter gross margin and operating earnings were impacted by a provision of approximately $39 million recorded for the anticipated loss on the liquidation of inventory as well as a provision of approximately $29 million for vendor claims estimated to result upon the reconciliation of differences between pre-petition liabilities shown by the Company and claims filed by the creditors in connection with the Filing.

           (4) The 1995 fourth quarter reorganization items included $96.5 million for lease rejection obligations, $47.3 million of provisions for closed and unopened stores, $12.5 million for the Employee Retention Plan, $6.2 million for professional fees and $2.1 million for bankruptcy related expenses.


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         See the consolidated financial statements of The Caldor Corporation and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors as of May 1, 1997:

       Name                Age              Election                    Position
       ----                ---              --------                    --------
Warren D. Feldberg          47                1996                     Chairman and Chief Executive Officer
John G. Reen                47                1996                     Executive Vice President,
                                                                       Chief Financial Officer and Director
Bruce Carswell              67                1994                     Director
Steven M. Friedman          42                1989                     Director
Verna K. Gibson             54                1991                     Director
William F. Glavin           65                1991                     Director

Executive officers of the Company as of May 1, 1997:

       Name                        Age               Positions
       ----                        ---               ---------

Warren D. Feldberg                  47       Chairman and Chief Executive Officer
John G. Reen                        47       Executive Vice President and Chief Financial Officer
Elliott J. Kerbis                   44       Executive Vice President-General Merchandise Manager-Hardlines
Dennis M. Lee                       47       Executive Vice President-Human Resources and Merchandise
                                                 Logistics
James E. Fothergill                 45       Senior Vice President-Human Resources
Bennett S. Gross                    45       Senior Vice President-General Counsel and Secretary
Gary A. Maxwell                     35       Senior Vice President-Merchandise Distribution and
                                                 Replenishment
Mark E. Minsky                      47       Senior Vice President-General Merchandise Manager-Softlines
Daniel C. O'Harra                   46       Senior Vice President-Operations
Susan V. Sprunk                     55       Senior Vice President-Marketing
John Tempesta                       48       Senior Vice President-Distribution and Logistics
Brian Woolf                         48       Senior Vice President-General Merchandise Manager
Bruce A. Caldwell                   39       Vice President-Controller

Certain information concerning the directors and executive officers of the
Company:

     WARREN D. FELDBERG has been Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1997. He was President and Chief Operating Officer of the Company and a director of the Company from April 1996 to January 1997. From 1991 to 1995, Mr. Feldberg was Chairman and Chief Executive Officer of Marshall's, a division of Melville Corporation ("Marshalls"). From December 1990 to October 1991, he served as President of Target Stores ("Target"), a division of Dayton Hudson Corporation ("Dayton Hudson"). From October 1988 to November 1990, he served as Executive Vice President, Merchandising of Target. From March 1988 to November 1988, he was Senior Vice President, General Merchandise Manager, Softlines of Target. From 1984 to 1988, Mr. Feldberg was Executive Vice President, Marketing of Lechmere, Inc., a division of Dayton Hudson.

     JOHN G. REEN has been Executive Vice President, Chief Financial Officer and a director of the Company since January 1996. From 1991 to 1995, Mr. Reen was Executive Vice President and Chief Financial Officer of Hills Department Stores ("Hills"). From 1979 to 1991, he held various positions including Vice President-Controller of Hills. Mr. Reen was also a director and Chairman of the Finance Committee of Hills from 1993 to 1995. In October 1993, Hills emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Hills had voluntarily filed a petition for reorganization under Chapter 11 in February 1991.

     BRUCE CARSWELL has been a consultant to GTE Corporation ("GTE") since April 1995. He was Senior Vice President of Human Resources and Administration of GTE from 1986 to March 1995, when he retired. He is a director of the Electronic Industries Association, the Electronic Industries Foundation ("EIF"), The National Alliance of Business, Cornell Center for Advanced Human Resources Studies (and its first Visiting CAHRS Executive), the Employment Policy Foundation and the National Advisory Council for Employment of the Handicapped of the EIF. Mr. Carswell was appointed to the National Skill Standards Board by the Congress of the United States and currently is Vice Chairman.

     STEVEN M. FRIEDMAN was Chairman of the Board and Vice President of the Company from 1989 to 1991 and, prior thereto, in 1989, he was President of the Company. He was a director of Caldor, Inc. ("Caldor") from 1989 to 1993. Since January 1, 1994, Mr. Friedman has been a General Partner of Eos Partners, L.P. From 1988 to 1993, he was a General Partner of Odyssey Partners, L.P. ("Odyssey"). From 1983 to 1988, he was a principal of Odyssey. He is also Chairman of the Board and a director of Rickel Home Centers, Inc., and a director of JPS Textile Group Inc., Eagle Food Centers, Inc. and Forstmann & Company, Inc.

     VERNA K. GIBSON is a partner of Retail Options, a business advisory firm founded in June 1993, and is President of Outlook Consulting, Inc. From 1995 to 1996 she served as Chairman of the Board of Petrie Retail, Inc. From 1985 to 1991, she was President of The Limited Stores, Inc. and was a director of the Federal Reserve Board, Cleveland, Ohio, for six years ending December 31, 1993. Ms. Gibson is currently a director of Today's Man, Inc., Chico's FAS Inc. and Mother's Work, Inc.

     WILLIAM F. GLAVIN has been President of Babson College (Wellesley, Mass.) since 1989. From 1985 to 1989, he was Vice Chairman of Xerox Corporation. He is also a director of Reebok International Ltd., INCO Limited, John Hancock Mutual Funds, Inc., St. John's Seminary and a member of the President's Council of The College of the Holy Cross.

     ELLIOTT J. KERBIS has been Executive Vice President-General Merchandise Manager-Hardlines of the Company since January 1996. He was Senior Vice President-General Merchandise Manager-Hardlines for the Company and its predecessors from March 1987 to January 1996. From 1985 to 1987, he was Group Vice President with Macy's New York, Inc.

     DENNIS M. LEE has been Executive Vice President-Human Resources and Merchandise Logistics, of the Company since January 1997. He was Executive Vice President-Human Resources and Merchandise Distribution and Replenishment of the Company from January 1996 to January 1997. He was Senior Vice President-Human Resources and Merchandise Distribution and Replenishment of the Company from May 1994 to January 1996. He was Senior Vice President-Human Resources of the Company and its predecessors since 1987. From 1985 to 1987, he was Vice President, Executive Development for May Company.

     JAMES E. FOTHERGILL has been Senior Vice President-Human Resources of the Company since January 1997. He was Vice President-Human Resources of the Company from May 1994 to January 1997. From February 1986 to May 1994, he held various positions with the Company, including Vice President-Organizational Planning, Field Personnel and Special Businesses.

     BENNETT S. GROSS has been Senior Vice President-General Counsel of the Company since January 1997 and Secretary of the Company since February 1996. He was Vice President-General Counsel of the Company and its predecessors from May 1993 to January 1997. He held various positions, including Vice President-General Attorney, with R.H. Macy & Co., Inc. from 1985 to May 1993.

     GARY A. MAXWELL has been Senior Vice President-Merchandise Distribution and Replenishment of the Company since January 1997. Previously, he was Vice President-Merchandise Distribution and Replenishment of the Company from January 1994 to January 1997. From June 1993 to January 1994, he was Vice
President-Merchandise Planning and Control of the Company. From May 1990 to June 1993, he was a Consultant for Webb and Shirley, a department of KPMG Peat Marwick LLP.

     MARK E. MINSKY has been Senior Vice President-General Merchandise Manager-Softlines of the Company and its predecessors since July 1992. Previously, he was Operating Vice President, Divisional Merchandise Manager-Ready to Wear of Caldor from 1991 to July 1992. From 1985 to 1991, he was Operating Vice President, Divisional Merchandise Manager-Jewelry, Accessories and Intimate Apparel of Caldor.

     DANIEL C. O'HARRA has been Senior Vice President-Operations of the Company and its predecessors since 1987. From 1985 to 1987, he was Senior Vice President-Facilities Management of Caldor.

     SUSAN V. SPRUNK has been Senior Vice President-Marketing of the Company since August 1996. Previously, she was Vice President-Marketing of Hills from November 1993 to August 1996. From 1983 to 1993, she held a number of positions with Mervyn's, a division of Dayton Hudson, including Vice President-Sales Promotion.

     JOHN TEMPESTA has been Senior Vice President-Distribution and Logistics of the Company since November 1993. From 1988 to 1993, he was Senior Vice President-Operations for Chadwicks of Boston, and from 1983 to 1988 he was Senior Vice President-Operations for Filene's Basement.

     BRIAN WOOLF has been Senior Vice President-General Merchandise Manager of the Company since May 1996. From March 1995 to February 1996, he was Vice President-General Merchandise Manager-Women's Ready-to-Wear at Marshall's. From 1988 to 1995, he was Senior Vice President-General Merchandise Manager for Lazarus, a department store division of Federated Department Stores.

     BRUCE A. CALDWELL has been Vice President-Controller of the Company since February 1997 and was Vice President-Treasurer of the Company from February 1996 to February 1997. He held various positions, including Vice President-Treasurer, with Hills from 1987 to February 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER INFORMATION. The following table shows, for the fiscal years ended 1996, 1995 and 1994, the compensation paid or accrued by the Company and its subsidiaries to those persons who were at February 1, 1997
(i) the persons who served as Chief Executive Officer during the 1996 fiscal year and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE


                                               Annual                   Long Term Compensation
                                           Compensation(1)          -------------------------------
                                       ----------------------       Restricted          Securities
Name & Principal            Fiscal                                    Stock              Underlying          All Other
  Position                   Year      Salary(2)        Bonus         Awards            Options/SARs        Compensation
------------------           ----      ---------        -----         ------            ------------        ------------
Don R. Clarke                1996      $750,000     $       --     $  120,621(3)(4)             --         $ 3,105,914(5)
Former Chairman and          1995       750,000        225,000      1,500,000(4)(7)         80,000               3,351(6)
Chief Executive Officer(8)   1994       563,055        245,606              --              80,000               7,822(9)

Warren D. Feldberg           1996       681,923        405,000        120,621(3)                --             796,731(10)
Chairman  and Chief
Executive Officer(11)

John G. Reen                 1996       472,500        145,500              --                  --             219,108(12)
Executive Vice President     1995         5,308             --              --                  --                  --
and Chief Financial
Officer(13)

Elliott J. Kerbis            1996       401,674        121,530         52,404(3)                --                2,186(6)
Executive Vice President-    1995       387,600         58,710        403,688(7)            20,000                1,889(6)
General Merchandise          1994       297,620         42,670             --               20,000               12,960(9)
Manager-Hardlines(14)

Kevin Freeman                1996       377,500        114,000         50,928(3)(4)             --                1,875(15)
Executive Vice President-    1995       244,747         35,000        418,744(4)(7)             --               75,000(16)
Store Operations(17)

Dennis M. Lee                1996       371,618        112,500         50,928(3)                --                1,875(15)
Executive Vice President-    1995       330,370         50,160        417,994(7)            20,000                1,875(15)
Human Resources and          1994       308,172         46,368            --                20,000                8,533(9)
Merchandise Logistics(18)

-----------------------
(1) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.

(2) The table reflects salary paid or deferred during the respective fiscal years shown.

(3) Consists of 30,634; 30,634; 13,309; 12,934; and 12,934 shares of restricted stock for Messrs. Clarke, Feldberg, Kerbis, Freeman and Lee, respectively. Restricted stock awards vest the later of 3 years or 6 months following the date of reorganization. The value of the restricted stock awards at year end for Messrs. Clarke, Feldberg, Kerbis, Freeman and Lee was $42,122; $42,122; $18,300; $17,784 and $17,784, respectively. Amounts in the Restricted Stock Awards column reflect the value of the restricted stock awards at the date of grant.

(4) Upon the termination of their employment, the restricted stock awards to Messrs. Clarke and Freeman were canceled.

(5) Consists of a $3,100,000 severance payment, a $1,875 matching contribution credited to the Company's 401(k) plan, with the balance representing an increase in Mr. Clarke's share of the cash value of the Company's split dollar plan.

(6) Consists of $1,875 matching contribution credited to the 401(k) plan, with the balance representing an increase in the executive's share of the cash value of the split dollar plan.

(7) Consists of 64,516, 21,530, 22,333 and 22,293 shares of restricted stock for Messrs. Clarke, Kerbis, Freeman and Lee, respectively. Restricted stock awards vest on the later of three years from the 1996 grant date or six months following the date of a plan of reorganization. The value of the restricted stock awards at year-end for Messrs. Clarke, Kerbis, Freeman and Lee was $88,710, $29,604, $30,708 and $30,653, respectively. Amounts in the Restricted Stock Awards column reflect the value of the restricted stock awards at the date of grant.

(8) Mr. Clarke served as Chairman of the Board of Directors and Chief Executive Officer of the Company until January 31, 1997.

(9) Consists of $1,875 matching contribution credited to the 401(k) plan, with the balance representing an amount credited to the executive's account in the Executive Deferred Compensation Plan for contributions that could not be made to the 401(k) plan and the Company's qualified retirement plans because of limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code").

(10) Consists of $750,000 signing bonus and $46,731 relocation allowance paid to Mr. Feldberg.

(11) Mr. Feldberg served as President and Chief Operating Officer of the Company from April 1996 to January 1997. Mr. Feldberg has been Chairman of the Board of Directors and Chief Executive Officer of the Company since January 31, 1997.

(12) Consists of $200,000 relocation bonus and $19,108 relocation allowance paid to Mr. Reen.

(13) Since January 1996 Mr. Reen has been Executive Vice President and Chief Financial Officer of the Company.

(14) Prior to January 1996 Mr. Kerbis was Senior Vice President-General Merchandise Manager - Hardlines.

(15) Consists of matching contribution credited to the 401(k) plan.

(16) Consists of relocation allowance paid to Mr. Freeman.

(17) Mr. Freeman served as Executive Vice President-Store Operations of the Company from January 1996 to April 25, 1997. From May 1995 to January 1996 he was Senior Vice President-Store Operations of the Company.

(18) Since January 1997 Mr. Lee has been Executive Vice President-Human Resources and Merchandise Logistics. From January 1996 to January 1997 Mr. Lee was Executive Vice President-Human Resources and Merchandise Distribution and Replenishment. From May 1994 to January 1996 Mr. Lee was Senior Vice President-Human Resources and Merchandise Distribution and Replenishment.

STOCK OPTIONS. During the 1996 fiscal year, there were no grants to Named Officers of stock options under the 1991 Stock Option Plan for Key Employees or the 1991 Stock Option Plan for Directors or of performance-based Stock Appreciation Rights ("SARs") under the 1994 Performance SAR and Restricted Stock Plan. Pursuant to the Company's Retention Program, approved by the Bankruptcy Court on March 27, 1996, stock option and SARs issued in prior fiscal years to certain officers of the Company, including Named Officers, were surrendered upon receipt of restricted stock grants. No stock option or SAR was exercised by a Named Officer during the 1996 fiscal year and no Named Officer held an unexercised stock option or SAR at the end of the 1996 fiscal year.

RETIREMENT AND CERTAIN OTHER BENEFIT PLANS

     The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's qualified defined benefit pension plan as well as the Company's non-qualified supplemental pension plan based on covered compensation and years of service with the Company. All future benefits accruals for the Retirement Plan and the Supplemental Executive Retirement Plan have been frozen as of July 31, 1996.

       Highest Average Annual
      Covered Compensation for                               Annual Benefits for Years of
      Consecutive 36 Months (1)                         Credited Service After January 1, 1990(2)
    ----------------------------                       --------------------------------------------

                                                              5 Years            10 Years
                                                              --------          ----------
              $   100,000                                     $  6,000          $ 12,000
                  200,000                                       12,000            24,000
                  300,000                                       18,000            36,000
                  400,000                                       24,000            48,000
                  500,000                                       30,000            60,000
                  600,000                                       36,000            72,000
                  700,000                                       42,000            84,000
                  800,000                                       48,000            96,000
                  900,000                                       54,000           108,000
                1,000,000                                       60,000           120,000
                1,100,000                                       66,000           132,000
                1,200,000                                       72,000           144,000

---------------
(1) A participant's covered compensation (base salary plus bonus) is his or her highest average annual compensation for 36 consecutive months prior to August 1, 1996. Benefits shown on the table include benefits from the qualified plan plus 100% of the estimated Social Security benefits. The target benefit has been 25% to 35% (depending upon Company performance and prorated for less than 25 years of credited service since January 1, 1990 and prior to August 1, 1996) of the highest average compensation for 36 consecutive months prior to August 1, 1996. Benefits are reduced if they begin prior to age 60.

(2) Annual benefits, for participants in the supplemental plan as of January 1, 1993 are 125% of the above amounts. Each of the Named Officers has been credited with up to six years of service.

DIRECTOR COMPENSATION

         Directors who are members of management receive no compensation or fees for service as directors. All other directors receive annual retainers of $25,000 and meeting fees of $1,000 for each Board of Directors meeting attended. The Chairmen of the Compensation and Audit Committees each receive an additional annual retainer of $5,000. On March 14, 1997 the Company suspended its Retainer Stock Plan for Non-Employee Directors, which permitted Non-Employee Directors to elect to receive up to 100% of the total amount of the retainer in shares of Common Stock of the Company having a fair market value equal to the retainer amount.


EMPLOYMENT CONTRACTS, TERMINATION, SEVERANCE AND CHANGE-OF-CONTROL ARRANGEMENTS

         Each of the Named Officers was during fiscal 1996 and, except as indicated below, is currently a party to an employment agreement with the Company.

         On June 7, 1996, the Bankruptcy Court approved the employment agreement dated as of April 15, 1996, as amended on June 7, 1996, between the Company and Warren D. Feldberg, pursuant to which Mr. Feldberg was appointed President and Chief Operating Officer of the Company and was designated a director of the Company, subject to continued election by its stockholders. The agreement provides for an initial three year term of employment and continues for successive periods of one year each, unless terminated by the Company or Mr. Feldberg upon not less than 180 days written notice prior to the expiration of the then applicable term of employment. Since January 1997, Mr. Feldberg has served as Chairman of the Board of Directors and Chief Executive Officer of the Company.

         The agreement provides for an annual base salary of $900,000 per annum with increases at the discretion of the Board of Directors. Mr. Feldberg received a lump sum cash bonus of $750,000. In addition, on the date the Company's plan of reorganization (the "Plan of Reorganization") becomes effective in accordance with its terms (the "Effective Date"), Mr. Feldberg will be paid an amount equal to (i) 35% of his annual base salary then in effect plus
(ii) up to 52.5% of his annual base salary depending upon the level of the Company's achievement as determined under the Company's Performance Retention Program approved by the Bankruptcy Court by order dated March 27, 1996; and six months following the Effective Date, Mr. Feldberg will be paid an additional amount equal to the amount paid on the Effective Date (the "Feldberg Retention Payments"). The Feldberg Retention Payments will be made only if, at the time that they are payable, Mr. Feldberg is employed by the Company, or, if not then employed, Mr. Feldberg's employment was terminated (i) by the Company without cause (as defined in the agreement) or (ii) by Mr. Feldberg for Good Reason for Resignation (as defined in the agreement). Mr. Feldberg will be entitled to participate in any cash bonus arrangements, including the Performance Incentive Plan ("PIP"), applicable to his position during the term of his employment. However, notwithstanding any limitations contained in the PIP, Mr. Feldberg will receive a minimum annual amount each year, from the date on which he commenced employment with the Company through the Effective Date, equal to 50% of the maximum amount payable to him under the PIP for any fiscal year irrespective of the financial performance of the Company, and will have the opportunity to be paid up to the additional 50% depending upon the attainment of certain financial performance goals by the Company under the PIP.

         If the Company elects not to renew the agreement, Mr. Feldberg will be entitled to receive, within 30 days after termination, a lump sum severance payment equal to twelve (12) multiplied by the sum of (i) 1/12 of his annual base salary in effect at the time of such expiration plus (ii) 1/12 of 100% of his Target Bonus Opportunity (as defined in the agreement) for the fiscal year of the Company in which such expiration occurs (the sum of (i) plus (ii), as measured as of the time of the applicable expiration or termination under the agreement, the "Monthly Severance Amount"). Upon termination by the Company without cause (as defined in the agreement) or by Mr. Feldberg for Good Reason for Resignation (as defined in the agreement), the severance payment would be equal to (i) the Monthly Severance Amount as of the date of such termination, multiplied by (ii) the greater of (a) the number of full calendar months remaining in his then current term of employment and (b) twelve (12); provided that if he terminates his employment by virtue of a Good Reason for Resignation relating to failure of the Company to maintain officer and director insurance, the severance payment will be reduced by one-half. If Mr. Feldberg terminates his employment (or, in certain circumstances, is dismissed) following the occurrence of certain "change in control" events specified in the agreement, then he will be entitled to receive, within 30 days after termination, in cash, as severance, a lump sum payment equal to the excess of 2.99 times (or in certain circumstances 1.50 times) his "base amount" over the "present value" of any other "parachute payments" that he has received or to which he is entitled ("base amount," "present value," and "parachute payments" have the meanings set forth in Section 280G of the Code except that "parachute payments" is determined without regard to whether or not they equal or exceed three times Mr. Feldberg's "base amount"). The obligations of the Company under the agreement are secured by a $3.9 million standby letter of credit.

         Mr. Clarke was employed by the Company until January 31, 1997. His employment agreement provided for an initial term expiring on January 31, 2000 and continuing for successive periods of one year each unless terminated by the Company or the employee upon not less than 120 days written notice prior to the expiration of the then applicable term of employment. The agreement provided for an initial annual base salary of $750,000 per annum with increases at the discretion of the Board of Directors. Mr. Clarke was entitled to receive a lump sum payment upon termination other than for "cause", or non-renewal, of the agreement by the Company or termination of the agreement by him in the event of the Company's breach of the agreement or in certain circumstances after a "change in control" of the Company. In connection with the foregoing, Mr. Clarke received restricted stock awards pursuant to a separate agreement.

         On February 26, 1997, the Bankruptcy Court approved the termination agreement dated as of January 31, 1997 between the Company and Mr. Clarke (the "Termination Agreement"), pursuant to which Mr. Clarke's employment with the Company was terminated effective January 31, 1997. Pursuant to the Termination Agreement, the Company paid Mr. Clarke a single lump sum payment (the "Severance Payment") of $3.1 million, in lieu of all payments to which he was otherwise entitled from the Registrant. The Termination Agreement also entitles Mr. Clarke to certain health and life insurance benefits and other allowances. As a result of the termination of his employment, the restricted stock awarded to Mr. Clarke was canceled. Mr. Clarke will continue to be bound until January 31, 2000 by restrictions with regard to competition and solicitation of the Company's employees. Mr. Clarke will also be bound by restrictions with regard to confidentiality of information.

         On March 6, 1996, the Bankruptcy Court approved the employment agreement dated as of January 29, 1996, as amended on March 5, 1996, between the Company and John G. Reen, pursuant to which Mr. Reen serves as an Executive Vice President and Chief Financial Officer of the Company and was designated a director of the Company, subject to continued election by its stockholders. The agreement provides for an initial term of employment expiring on March 6, 1999 and continuing for successive periods of one year each unless terminated by the Company or the employee upon not less than 120 days written notice prior to the expiration of the then applicable term of employment.

         The agreement provides for an annual base salary of $460,000 per annum with increases at the discretion of the Board of Directors. In addition Mr. Reen received a lump sum cash bonus of $200,000 upon his relocation. On the Effective Date of the Company's Plan of Reorganization, Mr. Reen will be paid an amount equal to 60% of his annual base salary then in effect; and, six months following the Effective Date, Mr. Reen will be paid an additional amount equal to the greater of (i) $600,000 minus the amount paid at the Effective Date or (ii) 60% of his base salary in effect on such subsequent date (the "Reen Retention Payments"). The Reen Retention Payments will be made only if, at the time that they are payable, Mr. Reen is employed by the Company, or, if not then employed, Mr. Reen's employment was terminated (i) by reason of Mr. Reen's death, (ii) by the Company other than for cause (as defined in the Agreement), (iii) by Mr. Reen for Good Reason for Resignation (as defined in the Agreement) or (iv) as a result of non-renewal of the agreement by the Company. Mr. Reen will be entitled to participate in any cash bonus arrangements, including the PIP, applicable to his position during the term of his employment. However, notwithstanding any limitations contained in the PIP, Mr. Reen will receive a minimum annual bonus each year, from the date on which he commenced employment with the Company through the date the Court enters an order confirming the Company's Plan of Reorganization ("Confirmation"), equal to 30% of his annual base salary (as in effect on May 1 of the fiscal year for which the bonus is to be paid) and will have the opportunity to be paid up to an additional 30% of his annual base salary depending upon the attainment of achievable financial objectives determined by the Company and applicable to all senior executives who participate in the PIP. Mr. Reen will also be entitled to participate on a level immediately below that of "Principal" in any equity or cash bonus program included or contemplated by any Plan of Reorganization confirmed by the Bankruptcy Court.

         If the Company elects not to renew the agreement, then he will be entitled to receive, within 30 days after termination, a lump sum severance payment equal to the sum of (i) 100% of his annual base salary in effect at the time of such termination plus (ii) 100% of his target bonus opportunity (the bonus payable upon the Company achieving, but not exceeding, its business plan) for the fiscal year in which such termination occurs. Upon termination of the agreement by the Company without cause (as defined in the agreement) or by Mr. Reen for Good Reason for Resignation (as defined in the agreement), the severance payment would be equal to the sum of (i) 1/12 of the annual base salary plus 1/12 of the target bonus opportunity for the fiscal year of the Company in which such termination occurs multiplied by the greater of (a) the number of full calendar months remaining in his then current term of employment and (b) twelve (12). If Mr. Reen terminates his employment (or, in certain circumstances, is dismissed) pursuant to certain "change in control" provisions (as described in the agreement), then he will be entitled to receive, within 30 days after termination, in cash, as severance, a lump sum payment equal to the excess of 2.99 times his "base amount" over the "present value" of any other "parachute payments" that he has received or to which he is entitled ("base amount," "present value," and "parachute payments" have the meanings set forth in Section 280G of the Code, except that "parachute payments" is determined without regard to whether or not they equal or exceed three times Mr. Reen's "base amount").

         The employment agreements of each of Messrs. Kerbis and Lee are substantially identical and expire on October 31, 1997. Each such agreement continues for successive periods of one year unless terminated by either party upon not less than two months' written notice prior to the expiration of the then applicable term of employment. Such agreements provide for an annual salary during their respective terms (the base salary for the fiscal year ended February 1, 1997 is the amount set forth for 1996 in the above Summary Compensation Table), with increases subject to the discretion of the Board of Directors.

         If the Company elects not to renew the employment agreement of Mr. Kerbis or Mr. Lee, then such employee would receive, within 30 days after termination, a lump sum payment equal to the sum of (i) 1/12 of his annual base salary in effect at the time of such termination plus (ii) 1/12 of 100% of his target bonus opportunity for the fiscal year in which such termination occurs, which sum is multiplied by nine. Such agreements also provide for the continuation of health and insurance benefits for a period of nine months following termination. If, during the term of any such employment agreement, the Company terminates the employment of the employee other than for "cause" (as defined below), or the employee terminates his employment because the Company, upon 30 days' prior written notice by the employee specifying a material breach of any of its obligations to the employee under such agreement, has failed to cure such material breach (within such 30-day notice period), then such employee is entitled to receive, within 30 days after termination, a lump sum payment equal to (X) the sum of (i) 1/12 of his annual base salary in effect at the time of such termination plus (ii) 1/12 of 100% of his target bonus opportunity for the fiscal year in which such termination occurs, multiplied by (Y) the greater of (a) the number of calendar months remaining in his term of employment and (b) nine. Such agreements also provide for the continuation of health and insurance benefits for the number of months determined under clause (Y) above. ("Cause" is defined as (i) the willful failure to perform any material obligations under the employment agreement, (ii) an act of fraud, theft or dishonesty likely to result in financial harm to the Company, (iii) the conviction of any felony or (iv) the conviction of any misdemeanor involving moral turpitude which might cause embarrassment to the Company.)

         In addition, Messrs. Kerbis and Lee each has the right to terminate his employment within 12 months after (i) he has obtained actual knowledge that a "change in control" (as defined) of the Company has occurred and (ii) an assignment to him of any duties inconsistent with the status of his office and/or position with the Company as constituted immediately prior to the change in control or a significant adverse change in the nature or scope of his authorities, powers, functions or duties as constituted immediately prior to the change in control. The employment agreements of each of Messrs. Kerbis and Lee provide that if he terminates his employment following a change in control, then he is entitled to receive, within 30 days after termination, in cash, as severance, a lump sum payment equal to the salary and bonus amounts paid by the Company to him during the 12 month period immediately preceding the termination (the "Payment Period"), but not to exceed 2.99 times his "base amount" (as defined below). In June 1995, Messrs. Kerbis and Lee each entered into substantially identical amendments to their employment agreements lengthening the Payment Period from 12 to 24 months.

         In each of the foregoing employment agreements, a "change in control" is deemed to have occurred (i) if there has occurred a change in control as provided under certain rules or regulations under the federal securities laws,
(ii) when any person or entity becomes a beneficial owner of 20% or more of the Company's securities, (iii) if the stockholders of the Company approve a plan of complete liquidation; or (iv) if there occurs a change in ownership or effective control of the Company or a substantial portion of its assets. The term "base amount" as used in each of the foregoing employment agreements has the meaning ascribed to such term in Section 280G of the Code.

         On April 25, 1997, Kevin Freeman terminated his employment with the Company. Mr. Freeman's employment agreement with the Company was substantially identical to those of Messrs. Kerbis and Lee and would have expired on May 19, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During fiscal 1996, the Compensation Committee consisted of Steven M. Friedman, Bruce Carswell, William F. Glavin and Brian D. Young (who served through January 14, 1997). Steven M. Friedman was formerly an officer of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) To the best of the Company's knowledge, there were no beneficial owners of more than 5% of the issued and outstanding shares of Common Stock as of March 15, 1997.

(b) The following table sets forth information regarding the beneficial ownership at March 15, 1997 of the issued and outstanding shares of Common Stock of (a) each of the current directors of the Company, (b) each of the Named Officers and (c) all 17 current directors and executive officers of the Company as a group:

Name of Beneficial Owner                     Number of Shares          Percent of Total Common Stock(1)
------------------------                     ----------------          -----------------------------
Warren D. Feldberg (2)                              30,634                               *
Don R. Clarke (3)                                  129,865                               *
John G. Reen                                             0                               *
Bruce Carswell                                       4,943                               *
Steven M. Friedman                                       0                               *
Verna K. Gibson                                          0                               *
William F. Glavin                                   14,113                               *
Kevin Freeman (4)                                   36,267                               *
Elliott J. Kerbis (5)                               35,411                               *
Dennis M. Lee (6)                                   58,490                               *
All current directors and executive
   officers as a group (17 persons)(7)(8)          277,591                            1.7%


*    Ownership does not exceed 1% of the outstanding shares.

(1) Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares attributable to such owner. The percent of total stock owned is based on 16,719,121 shares issued and outstanding at the close of business on March 15, 1997.

(2) Consists of 30,634 shares of restricted stock subject to cancellation if Mr. Feldberg leaves the employ of the Company prior to vesting.

(3) Includes 128,114 shares owned by a grantor trust of which Mr. Clarke is the trustee and 1,200 shares owned by his children. Mr. Clarke disclaims any beneficial interest in the shares owned by his children.

(4) Consists of 36,267 shares of restricted stock that were canceled upon the termination of Mr. Freeman's employment with the Company.

(5) Includes 34,839 shares of restricted stock subject to cancellation if Mr. Kerbis leaves the employ of the Company prior to vesting.

(6) Includes 35,227 shares of restricted stock subject to cancellation if Mr. Lee leaves the employ of the Company prior to vesting.

(7) Includes an aggregate of 183,718 shares of restricted stock held by officers subject to cancellation if such executive officers leave the employ of the Company prior to vesting.

(8) Includes an aggregate of 16,875 shares which may be acquired within 60 days of March 15, 1997 upon exercise of options or SARs.

(c) The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to 1992, loans were made by May Company or its then subsidiary, Caldor, to certain persons to induce them to enter into the employ of Caldor and to assist them to relocate and purchase residences. The Company, upon its acquisition of Caldor, succeeded to May Company's position with respect to such loans. During fiscal 1996, the largest aggregate amount of indebtedness outstanding under each loan was as follows: $97,000 for Dennis M. Lee, Executive Vice President-Human Resources and Merchandise Logistics; and $350,000 for Robert S. Schauman, former Senior Vice President-Finance and former Chief Financial Officer. The loan to Mr. Lee bears interest at the rate of 8.75%. Principal and interest payments have been made since April 1996 with a final installment of $50,600 due on January 2, 1998. The loan to Mr. Schauman does not bear interest. The loan to Mr. Schauman was in part offset by the Company against the second enhanced severance payment due to Mr. Schauman on January 30, 1997 and, at April 15, 1997, $142,514 was due and owing on the loan. Each loan is secured by a mortgage on real estate.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this annual report:

                  (1)      Financial Statements:

                           The Consolidated Financial Statements are set forth in the Index to Consolidated Financial Statements on page F-1 hereof.

                  (2)      Financial Statement Schedules:

                           None.

                  (3)      Exhibits:

                           Exhibits are set forth on the "Index to Exhibits" on page E-1 hereof.

         (b)      Reports on Form 8-K:

                  Subsequent to the last fiscal quarter of the period covered by this Report, the Registrant filed a Current Report on Form 8-K for an event that occurred on February 26, 1997 reporting on
                  Item 5. No financial statements were included in such filing.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE CALDOR CORPORATION


                                   By:   /s/  Warren D. Feldberg
                                      ---------------------------------------
                                         Warren D. Feldberg
Dated May 2, 1997                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                        Title                                       Date
---------                                        -----                                       ----

        /s/ Warren D. Feldberg                   Chairman, Chief Executive Officer         May 2, 1997
----------------------------------------         and Director (Principal Executive
Warren D. Feldberg                               Officer)


       /s/ John G. Reen                          Executive Vice President,                 May 2, 1997
----------------------------------------         Chief Financial Officer and Director
John G. Reen                                     (Principal Financial and Accounting
                                                 Officer)

        /s/ Bruce Carswell                       Director                                  May 2, 1997
----------------------------------------
Bruce Carswell

        /s/ Steven  M.  Friedman                 Director                                  May 2, 1997
----------------------------------------
Steven M. Friedman

        /s/ Verna K. Gibson                      Director                                  May 2, 1997
----------------------------------------
Verna K. Gibson

        /s/ William F.  Glavin                   Director                                  May 2, 1997
----------------------------------------
William F. Glavin

                             THE CALDOR CORPORATION

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page No.
                                                                                --------
Independent Auditors' Report                                                       F-2

Consolidated Financial Statements

         Consolidated Statements of Operations                                     F-4

         Consolidated Balance Sheets                                               F-5

         Consolidated Statements of Stockholders' Equity (Deficit)                 F-6

         Consolidated Statements of Cash Flows                                     F-7

         Notes to Consolidated Financial Statements                                F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Caldor Corporation
Norwalk, Connecticut

         We have audited the accompanying consolidated balance sheets of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 1, the Company and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1995. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; (d) as to operations, the effect of any changes that may be made in its business; or (e) as to the litigation, claims and contingencies discussed in Note 16, the amounts that may be allowed for such matters. The eventual outcome of these matters is not presently determinable.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the bankruptcy filings and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet its obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.



DELOITTE & TOUCHE LLP


New York, New York
April 18, 1997 (May 2, 1997 as to Note 5)

THE CALDOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Fiscal Years Ended
                                                                ------------------------------------------------
                                                                February 1,       February 3,        January 28,
(in thousands, except per share data)                              1997              1996               1995
----------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 2,602,456        $ 2,765,525        $ 2,748,634

Cost of merchandise sold (note 7)                                1,935,500          2,131,281          1,961,475

Selling, general and administrative
   expenses (notes 13 and 15)                                      724,757            774,997            680,283

Interest expense, net (note 14)                                     39,502             40,973             34,948
                                                               -----------        -----------        -----------

Earnings (loss) before reorganization items, income
   taxes and extraordinary items                                  (97,303)          (181,726)            71,928

Reorganization items (note 8)                                       87,522            170,731               --
                                                               -----------        -----------        -----------

Earnings (loss) before income taxes and extraordinary
   items                                                          (184,825)          (352,457)            71,928

Provision (benefit) for income taxes (note 11)                         500            (59,825)            27,569
                                                               -----------        -----------        -----------

Earnings (loss) before extraordinary items                        (185,325)          (292,632)            44,359

Extraordinary loss on early retirement of debt (note 12)              --               (8,396)              --
                                                               -----------        -----------        -----------

Net earnings (loss)                                            $  (185,325)       $  (301,028)       $    44,359
                                                               ===========        ===========        ===========

Per Share Amounts:
Earnings (loss) before extraordinary items                     $    (10.91)       $    (17.30)       $      2.65
Extraordinary loss                                                    --                (0.49)              --
                                                               -----------        -----------        -----------

Net earnings (loss)                                            $    (10.91)       $    (17.79)       $      2.65
                                                               ===========        ===========        ===========

Weighted average number of common
   and common equivalent shares used
   in computing  per share amounts                                  16,994             16,918             16,753
                                                               ===========        ===========        ===========

See notes to consolidated financial statements.

THE CALDOR CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                   February 1,            February 3,
(in thousands, except share and per share data)                       1997                    1996
-----------------------------------------------                    -----------             -----------
ASSETS

Current Assets:
   Cash and cash equivalents                                       $    27,477             $    25,577
   Restricted cash (note 2)                                              5,254                      --
   Accounts receivable                                                  12,216                  18,059
   Merchandise inventories (note 2)                                    450,499                 499,948
   Assets held for disposal(note 2)                                      8,177                  25,265
   Refundable income taxes (note 11)                                    13,040                   5,380
   Prepaid expenses and other current assets                            17,422                  17,047
                                                                   -----------             -----------
         Total current assets                                          534,085                 591,276
Property and equipment, net (notes 2 and 3)                            508,071                 551,977
Debt issuance costs                                                      2,516                   4,674
Deferred income taxes (note 11)                                             --                  16,626
Other assets                                                             5,851                   9,466
                                                                   -----------             -----------
Total                                                              $ 1,050,523             $ 1,174,019
                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                $   152,151             $   156,240
   Accrued expenses                                                     62,787                  70,835
   Other accrued liabilities (note 4)                                   64,478                  52,836
   Borrowings under revolving credit agreement (note 5)                152,000                  40,000
   Current maturities of long-term debt (note 5)                           550                      --
                                                                   -----------             -----------
         Total current liabilities                                     431,966                 319,911

Long-term debt (note 5)                                                 18,463                   8,640
Other long-term liabilities                                             28,322                  25,158
Liabilities subject to compromise (note 6)                             719,980                 783,102


Commitments and contingencies (notes 6,8,13,15 and 16)

Stockholders' Equity (Deficit) (notes 9 and 10):
   Preferred stock, par value $.01-
     authorized, 10,000,000 shares
     issued and outstanding, none
   Common stock, par value $.01-
     authorized, 50,000,000 shares;
     issued and outstanding 16,939,106  and 16,921,433
     shares, respectively                                                  169                     169
   Additional paid-in capital                                          201,823                 205,048
   Deficit                                                            (348,810)               (163,485)
   Unearned compensation                                                (1,390)                 (4,524)
                                                                   -----------             -----------
         Total stockholders' equity (deficit)                         (148,208)                 37,208
                                                                   -----------             -----------

Total                                                              $ 1,050,523             $ 1,174,019
                                                                   ===========             ===========

See notes to consolidated financial statements.

THE CALDOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            Outstanding
                                           Common Stock              Additional      Retained
                                    --------------------------        Paid-in         Earnings         Unearned     Stockholders'
(in thousands, except share data)     Shares         Amount           Capital         (Deficit)      Compensation  Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 29, 1994           16,534,376     $       165      $   198,408      $    93,184      $      --        $   291,757

Exercise of stock options
   and warrants                        161,918               2            1,014             --               --              1,016

Issuance of common stock                 1,173            --                 34             --               --                 34

Net earnings                              --              --               --             44,359             --             44,359
                                    ----------     -----------      -----------      -----------      -----------      -----------

BALANCE, JANUARY 28, 1995           16,697,467             167          199,456          137,543             --            337,166

Exercise of stock options
   and warrants                          2,725            --                 43             --               --                 43

Issuance of common stock                 5,053            --                117             --               --                117

Shares issued under restricted
   stock plan                          216,188               2            5,432             --             (5,434)              --

Amortization of unearned
   compensation                           --              --               --               --                910              910

Net loss                                  --              --               --           (301,028)            --           (301,028)
                                    ----------     -----------      -----------      -----------      -----------      -----------

BALANCE, FEBRUARY 3, 1996           16,921,433             169          205,048         (163,485)          (4,524)          37,208

Cancellation of restricted
   stock                              (187,372)             (2)          (4,030)            --              2,974           (1,058)

Shares issued under director
   stock plan                           13,876            --                 42             --               --                 42

Shares issued under restricted
   stock plan                          191,169               2              763             --               (765)              --

Amortization of unearned
   compensation                           --              --               --               --                925              925

Net loss                                  --              --               --           (185,325)            --           (185,325)
                                    ----------     -----------      -----------      -----------      -----------      -----------
BALANCE, FEBRUARY 1, 1997           16,939,106     $       169      $   201,823      $  (348,810)     $    (1,390)     $  (148,208)
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

THE CALDOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Fiscal Years Ended
                                                                      --------------------------------------------
                                                                      February 1,      February 3,     January 28,
(in thousands)                                                              1997             1996            1995
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                    $(185,325)       $(301,028)       $ 44,359
Adjustments to reconcile net (loss) earnings to cash
(used in) provided by operating activities:
       Amortization of debt issuance costs                                 1,778              900           1,000
       Depreciation and other amortization                                55,323           61,081          48,478
       Deferred income taxes                                                  --          (28,296)          1,694
       Extraordinary loss on early retirement of debt                         --            3,471              --
       Loss on disposal of property and equipment                             --               --           1,359
       Amortization of unearned compensation                                 925              910              --
       Reorganization items                                               87,522          170,731              --
Working capital and other                                                 74,894          188,570         (52,167)
                                                                       ---------        ---------        --------
       Net cash  provided by operating activities
          before reorganization items                                     35,117           96,339          44,723
Reorganization items
       Reduction in  liabilities subject to compromise                   (78,182)              --              --
       Reorganization items paid                                         (29,890)          (3,090)             --
                                                                       ---------        ---------        --------
          Net cash (used in) provided by operating activities            (72,955)          93,249          44,723
                                                                       ---------        ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (36,553)         (81,084)        (90,009)
Acquisition of leasehold interests                                            --               --          (8,025)
                                                                       ---------        ---------        --------
          Net cash used in investing activities                          (36,553)         (81,084)        (98,034)
                                                                       ---------        ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under construction loan                          10,942               --              --
Retirement of Senior Secured Notes                                            --          (59,500)             --
Proceeds from borrowings under Term Loan                                      --           50,000              --
Proceeds from borrowings under revolving credit                          112,000               --          70,243
Repayment of  construction loan previously subject to compromise          (5,753)         (30,243)             --
Proceeds from Real Estate Loan                                                --           37,145              --
Repayment of long-term debt                                                 (569)          (5,250)        (19,432)
Increase in restricted cash                                               (5,254)              --              --
Proceeds from issuance of common stock
       and exercise of warrants and options                                   42              160           1,050
                                                                       ---------        ---------        --------
          Net cash provided by (used in) financing activities            111,408           (7,688)         51,861
                                                                       ---------        ---------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,900            4,477          (1,450)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              25,577           21,100          22,550
                                                                       ---------        ---------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  27,477        $  25,577        $ 21,100
                                                                       =========        =========        ========

WORKING CAPITAL AND OTHER:
Accounts receivable                                                    $   5,843        $  (9,834)       $ (4,475)
Merchandise inventories                                                   49,449           22,251         (82,863)
Assets held for disposal                                                  17,088               --              --
Refundable income taxes and deferred income taxes                          8,966               --              --
Prepaid expenses and other current assets                                   (375)          (5,857)         (3,358)
Accounts payable                                                          (4,089)         113,847           7,309
Accrued expenses                                                          (8,048)         122,525
Other accrued liabilities                                                  5,371           (3,822)         13,311
Federal and state income taxes payable                                                    (44,584)         17,567
Other assets and long-term liabilities                                       689           (5,956)            342
                                                                       ---------        ---------        --------

WORKING CAPITAL AND OTHER                                              $  74,894        $ 188,570        $(52,167)
                                                                       =========        =========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                      $  36,278        $  36,210        $ 33,251
Income tax payments                                                          562            8,101           8,388
Capital lease obligations incurred                                           462           14,756           5,000


See notes to consolidated financial statements.

THE CALDOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 1 - CHAPTER 11 PROCEEDINGS AND BASIS OF FINANCIAL STATEMENTS PRESENTATION

         On September 18, 1995, The Caldor Corporation (the "Registrant") and certain of its subsidiaries (collectively, the "Debtors", "Caldor" or the "Company") filed voluntary petitions (the "Filing") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through September 1, 1997 and the period in which the Debtors can solicit acceptances for the plan of reorganization through October 30, 1997. At this point, it is uncertain what, if anything, a plan of reorganization may provide for equity security holders.

         The United States Trustee for the Southern District of New York has appointed Official Committees ("Committees") of Unsecured Creditors and Equity Security Holders for the Chapter 11 case. The role of the Committees includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter 11 case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of their business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 case. The Debtors are required to pay certain expenses of the Committees, including professional fees, to the extent allowed by the Bankruptcy Court.

         On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of Filing. The program provides for each reclamation vendor that extends mutually acceptable credit support to receive both a cash payment of up to 50% of its eligible reclamation claim and priority treatment for the remainder of its claim. Reclamation cash payments of $11.6 million were made in 1996. To the extent these payments exceed $10 million, the Debtors are required to apply such excess to pay down the term portion of the pre-petition credit facility (the "Term Loan") in an equivalent amount (up to $8.5 million). As of February 1, 1997, the Debtors had paid down $1.4 million of the Term Loan related to the reclamation program.

         On December 6, 1996 the Company presented its Five-Year Business Plan (the "Business Plan") to the Company's Creditor, Bank and Equity Committees setting forth its strategy to restore the Company to long-term profitability by raising customer satisfaction levels, revamping advertising programs, lowering everyday prices and focusing its promotional activity, narrowing and refocusing merchandise assortments, and implementing improved operating efficiencies and cost reductions. To implement its strategy to restore the Company to long-term profitability, the Company has continued to strengthen its management team. In order to raise customer satisfaction levels, the Company plans to focus on improving in-stocks and customer service by reducing levels of promotional activity combined with more efficient product flow as a result of the new regionalized distribution network.

         The Company has discontinued regular coupon sales and one-day sale events, has reduced the number of circular pages and the number of promotional items in each circular and has eliminated the distribution of midweek circulars, with the exception of selected weeks. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long term marketing strategy.

         In the third and fourth quarters of 1996, the Company introduced its Price Cut Program which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. The Company believes that this will rebuild customers' perceptions of Caldor as an everyday fair price store. The Company is currently evaluating extending the Price Cut program to other product categories. By lowering everyday prices on a variety of frequently purchased items, the Company has been able to stimulate regular priced business. The Company will continue to offer a broad range of products, but plans to prioritize the family apparel and fashion home categories that it believes differentiate the Company from the competition and appeal to its upscale core customer. In addition, the Company has examined each of its departments and is reallocating selling space to present a more focused value and quality message to its customers.

         The Company believes that the Business Plan sets forth a strategic direction to take advantage of its strengths and to improve key areas of its business. The Company will continue to review and refine the Business Plan.

         Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Filing or the date on which the property is returned to the landlord. Forty-five of the Company's store leases, including three of which were rejected in 1996, are guaranteed by the Company's former parent, The May Department Stores Company ("May Company"). Prior to the Filing, the Company had agreed to indemnify May Company for any damages incurred by the May Company under its guarantees. Accordingly, the Company's liability to May Company for the amount of the remaining payments on these leases, if rejected, may not be limited under section 502 of the Bankruptcy Code. A landlord may also have a claim for unpaid pre-petition rent. As of April 15, 1997, the Debtors had rejected leases for 26 locations and moved to reject two others (14 closed stores and 14 additional real estate leases), assumed 15 real estate leases (seven of which were for stores opened prior to 1996, two for warehouses and the balance were for stores that were opened in 1996), conditionally assumed two real estate leases and had reached agreement with landlords to terminate, without liability, seven additional leases. The Company is required by an order of the Bankruptcy Court, subject to the right of both the Company and the applicable landlord to move to accelerate for due cause shown, to make a decision to assume or reject an additional two leases by September 30, 1997, 43 leases by March 31, 1998 and the balance of the real property leases on confirmation of its plan of reorganization. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings. (See note 8).

         On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores (the "Closed Stores") and the Debtors' retention of a liquidator to conduct store closing sales (the "Closing Sales"). The Closing Sales were completed and the stores were closed by the end of June 1996. On July 16, 1996, the Bankruptcy Court directed the application of the net proceeds of the Closing Sales to the payment of the Term Loan. The Company paid $22.5 million to Chemical Bank (now merged with, and known as, The Chase Manhattan
Bank) ("Chase"), as agent for the Term Loan banks, for application to the Term Loan related to the Closing Sales. As part of the Company's ongoing review process, the Company identified, and on March 12, 1997 obtained Bankruptcy Court approval to close, 4 under-performing stores in 1997 (the "1997 Closed Stores"). The Company retained a liquidator that has completed Closing Sales at two of these locations and currently is conducting store Closing Sales at the other two locations (the "4 Store Closing Sales"). The proceeds of the 4 Store Closing Sales are to be applied to a prepayment of the Tranche B loans.

         The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from this review.

         The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Description of Business - The Company operates a regional chain of upscale discount retail stores located in ten East Coast and Mid-Atlantic states. The Company's fiscal year ends on the Saturday closest to January 31. References to 1996, 1995 and 1994 relate to the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. Each of these fiscal years included 52 weeks except for 1995 which included 53 weeks. References to years relate to fiscal years rather than calendar years.

         b. Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions between the entities have been eliminated.

         c. Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

         d. Merchandise Inventories -The value of merchandise inventories is determined by the lower of LIFO (last-in, first-out) cost, using the retail inventory method, or market. As a result of provisions for inventory markdowns, the LIFO cost of merchandise inventories exceeded current cost at February 1, 1997 and February 3, 1996. Therefore, the reported amounts of merchandise inventory approximate market at February 1, 1997 and February 3, 1996. At January 28, 1995 the LIFO cost was $0.1 million less than current cost, as determined by the FIFO (first-in, first-out) method.

         e. Assets Held for Disposal - Assets held for disposal represent the net realizable value of inventories located at the stores to be closed.

         f. Property and Equipment - Property and equipment are stated at cost (or purchase cost) less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets, which are 40 to 50 years for buildings and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of their economic lives or the terms of the leases. Leasehold interests and investments in property under capital leases are amortized over the related lease term.

         g. Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt agreements. (See note 14).

         h. Selling, General and Administrative Expenses - Buying and store occupancy costs are included in selling, general and administrative expenses.

         i. Store Pre-Opening Expenses - Costs associated with the opening of new stores are expensed in the year the stores are opened. The Company incurred pre-opening expenses of $3.1 million, $1.6 million and $7.6 million in 1996, 1995 and 1994, respectively.

         j. Advertising Costs - Advertising costs, net are expensed as incurred and were $34.8 million, $39.4 million and $30.1 million, respectively in 1996, 1995 and 1994.

         k. Income Taxes - The Company provides for deferred income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income taxes result from the tax effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

         l. Earnings (Loss) Per Share - Earnings (loss) per share were computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include stock options and warrants calculated using the treasury stock method.

         m. Self Insurance Programs - The Company is self insured for workers compensation and general liability claims, and recognizes the projected costs of such programs on a discounted basis using a risk-free rate. Use of a risk-free rate to discount future cash payments produces a reserve that approximates the amount at which such claims could be settled in an arm's length transaction with a third party.

         n. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates of restructuring charges for certain facilities closings (see note 8) and do not purport to reflect or provide for the consequences of the bankruptcy proceedings and other uncertainties. Actual results could differ from reported results.

         o. Reclassifications - Certain balances in prior fiscal years have been reclassified to conform with the current year's classifications.

         p. Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In 1996, the Company adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation Plans." (See note 9).

         q. Recent Accounting Pronouncements - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. This statement requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings. In the event the Company does not achieve certain expected rent reductions, the Company could incur an impairment charge for certain of its properties.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for the Company beginning with the fiscal year ending January 31, 1998 ("1997"). SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal year 1997 will have a significant impact on the Company's earnings per share.

         r. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying consolidated financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under credit agreements and accounts payable (post-petition) approximate the carrying amounts at February 1, 1997 and February 3, 1996 due to their short maturities or variable-rate nature of the borrowings. The fair value of the Company's liabilities subject to compromise is not presently determinable as a result of the Chapter 11 proceedings.

         s. Restricted Cash - As of February 1, 1997, the restricted cash balance of $5.3 million was being held in an escrow account pending final resolution of issues concerning the closing sales agreement between the Company and the liquidator for the stores that were closed in 1996.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization, as follows:


                                                         February 1, 1997    February 3, 1996
                                                         ----------------    ----------------
            Land                                           $  15,561             $  10,186
            Buildings, leasehold
                     interests and improvements              293,023               300,517
            Furniture, fixtures and equipment                263,743               266,720
            Property under capital leases                    123,633               124,733
                                                           ---------             ---------
                                                             695,960               702,156

            Less: Accumulated depreciation and
                     amortization                           (187,889)             (150,179)
                                                           ---------             ---------
            Property and equipment, net                    $ 508,071             $ 551,977
                                                           =========             =========

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                         February 1, 1997    February 3, 1996
                                                         ----------------    ----------------
            Accrued reorganization costs                     $33,713               $27,443
            Accrued wages and benefits                        18,557                14,762
            Other accrued expenses                            12,208                10,631
                                                             -------               -------
                     Total                                   $64,478               $52,836
                                                             =======               =======

NOTE 5 - DEBT

Debt consisted of the following:

                                                                            February 1, 1997       February 3, 1996
                                                                            ----------------       ----------------
               Short-term debt:

                     Borrowings under revolving credit agreement
                                                                               $ 152,000                $40,000
                                                                               =========                =======
            Long-term debt:

                    Capital lease obligations, due 1997 - 2018,
                       10.7%                                                   $   8,527                $ 8,640

                         Construction loan, due 1997-2015                         10,486                   --
                                                                               ---------                -------
                                                                                  19,013                  8,640
                         Less: Current Maturities                                   (550)                  --
                                                                               ---------                -------
                              Total long-term debt                             $  18,463                $ 8,640
                                                                               =========                =======

        On October 17, 1995, the Bankruptcy Court entered a final order (the "Final Order") approving the Debtor-in-Possession Financing Agreement (the "DIP Facility") as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chase. The DIP Facility amends and restates, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. Pursuant to the terms of the DIP Facility, as amended, the bank group has made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at February 1, 1997, not to exceed a total of $492.4 million, divided into two separate tranches consisting of
(i) a post-petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million (reflecting the Second Amendment (as hereinafter defined)) to be made available by Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $242.4 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At February 1, 1997, the Borrowing Base was $243.1 million. The DIP Facility has a sublimit of $175 million for the issuance of letters of credit. On July 16, 1996, the Bankruptcy Court approved the Second Amendment to the DIP Facility (the "Second Amendment") which, among other things, provided for rescinding a $50 million line reduction of the Tranche A Facility commitment that took effect on May 4, 1996 and eliminating the $50 million line reduction of the Tranche A Facility commitment that was scheduled for October 5, 1996. Instead, the Second Amendment provided for an automatic $50 million line reduction of the Tranche A Facility commitment on May 3, 1997. On March 12, 1997, the Company, the guarantors and the bank group entered into an amendment to the DIP Facility providing that all of the proceeds of the 4 Store Closing Sales are to be applied to a prepayment of the Tranche B loans and that the Tranche B Facility commitment be reduced in such amount. Pursuant to this amendment, 70% of the proceeds have been applied in this manner and the balance is to be so applied no later than 60 days after the conclusion of the 4 Store Closing Sales. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility.

         The Final Order provides that (i) the Company pay monthly interest payments on the outstanding principal amount of pre-petition indebtedness under the Term Loan and the real estate based loan agreement (the "Real Estate Loan") between the Company and Chase at an annual rate equal to LIBOR plus 3/4 of 1% and (ii) the lenders under such pre-petition facilities be granted a replacement security interest in and lien upon all of the properties and assets of the Company. The outstanding principal amounts on the Term Loan and the Real Estate Loan have been classified as liabilities subject to compromise on the consolidated balance sheets (see note 6).

         Borrowings under the DIP Facility may be used to fund working capital and inventory purchases and for other general corporate purposes. The DIP Facility contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, capital leases and annual rents, the sale of assets and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of inventory levels and a prohibition on the payment of dividends.

         The DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.5% per annum in excess of Chase's Alternative Base Rate ("ABR"), or at the Registrant's option, a rate of 1.5% per annum in excess of the reserve adjusted London Interbank Offered Rate ("LIBOR") for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at ABR or, at the Registrant's option, at a rate of 0.75% per annum in excess of LIBOR.

         Under the Tranche A Facility, the Company pays a commitment fee of 0.5% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. Under the Tranche B Facility, the Company pays a commitment fee of 0.3125% per annum on the unused portion thereof, a letter of credit fee equal to 0.75% per annum of average outstanding letters of credit and certain other fees. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. The Tranche A Facility and the Tranche B Facility expire on the earlier of September 18, 1997 or the date of entry of an order by the Bankruptcy Court confirming a plan of reorganization.

          On May 2, 1997, Chase, as agent for the bank group under the DIP Facility, advised the Company that the bank group had agreed to extend the DIP Facility to June 15, 1998 (the "DIP Extension") subject to the execution of documentation and Bankruptcy Court approval. The DIP Extension provides for a total commitment of $450 million consisting of a Tranche A Facility of $250 million and a Tranche B Facility of $200 million. In addition, the DIP Extension amends the DIP Facility to provide for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in fiscal year 1997 and for the fiscal quarter ending April 30, 1998, and revised monthly inventory amounts through June 15, 1998. The Company will incur approximately $3 million in bank fees associated with the DIP Extension. In all other material respects the DIP Facility remains unchanged.

          The DIP Extension provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR.

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

         At February 1, 1997 and February 3, 1996, the respective principal amounts outstanding were $152.0 million and $40.0 million in revolving credit borrowings and $52.6 million and $52.5 million in letters of credit, which were issued primarily to import merchandise in the normal course of the Company's business. The effective interest rate at February 1, 1997 and February 3, 1996 was 6.3% and 7.1%, respectively on revolving credit borrowings.

         The maximum amounts of revolving credit borrowings at any month-end were $267.0 million in 1996, $222.1 million in 1995 and $199.5 million in 1994. Average revolving credit borrowings outstanding were $151.8 million at a weighted average interest rate of 6.6% in 1996, $160.0 million at a weighted average interest rate of 7.2% in 1995 and $110.7 million at a weighted average interest rate of 6.0% in 1994.

         The Company borrowed $10.9 million in 1996 under a construction loan relating to the Silver Spring, Maryland store. As of February 1, 1997 the outstanding borrowings under this loan were $10.5 million and bear interest at a rate of 1.75% per annum in excess of LIBOR. Scheduled annual loan repayments are approximately $0.5 million per year through 2015.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                                   February 1, 1997       February 3, 1996
                                                   ----------------       ----------------
            Accounts payable                           $226,506               $265,249
            Term Loan                                   191,100                215,000
            Real Estate Loan                             37,145                 37,145
            Rejected leases and other
              miscellaneous claims                      129,900                109,087
            Accrued expenses                             80,784                 90,343
            Capital lease obligations                    39,318                 45,234
            Construction loans                           11,511                 17,264
            Industrial revenue bonds and
              mortgage notes                              3,716                  3,780
                                                       --------               --------
                       Total                           $719,980               $783,102
                                                       ========               ========

           Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The Company has recorded an estimated liability for certain leases that have either been rejected or the Company anticipates rejecting.

         Accounts payable subject to compromise was reduced by reclamation payments of $11.6 million, the reduction to the liability for vendor claims of $15.0 million (see note 7) and $11.7 million related to the ongoing reconciliation of differences between amounts shown by Debtors and creditors and processing and reconciliation of pre-petition merchandise in transit. The outstanding principal amount of the Term Loan was reduced by application of the net proceeds of the closing sales of $22.5 million and $1.4 million in payments related to the reclamation program. Rejected leases and other miscellaneous claims increased to reflect lease rejection claims for four stores to be closed in 1997. Accrued expenses were reduced by Bankruptcy Court approved payments for sales and use tax and reclamation claims. Capital lease obligations were reduced by normal amortization. Construction loans were reduced by the refinancing transaction approved by the Bankruptcy Court for the Silver Spring, Maryland store.

         The Company determined that the Term Loan and the Real Estate Loan referenced in the DIP Facility are pre-petition obligations which are still subject to bankruptcy proceedings and, accordingly, reclassified these obligations from long term debt to liabilities subject to compromise.

NOTE 7 - COST OF MERCHANDISE SOLD

         During the year ended February 3, 1996, the Company recorded reserves for additional vendor claims of approximately $29 million estimated to result upon the reconciliation of pre-petition liabilities and for anticipated losses on the liquidation of inventories in 1996 of approximately $39 million. Based upon actual claims reconciliation experience, the Company has reduced its provision and liability for vendor claims by approximately $15 million in 1996. In addition, the Company has refined its practice of capitalizing certain costs in inventory, resulting in additional cost of merchandise sold of approximately $13 million upon liquidation of such inventories. The impact of these items, which was included in cost of merchandise sold in 1996, was not material to the Company's consolidated financial position or results of operations.

NOTE 8 - REORGANIZATION ITEMS

         The components of reorganization items and accrual activity that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations were as follows:

                                                                           1996                  1995
                                                                         -------               --------
            Reorganization items
                Provision for closed and unopened stores                 $30,770               $ 47,250
                Lease rejection obligations                               20,813                 96,458
                Retention costs (note 15)                                 15,042                 12,509
                Professional fees                                         13,700                  8,816
                Write-off of deferred financing costs                      1,261                  2,200
                Other                                                      5,936                  3,498
                                                                         -------               --------
                     Total                                               $87,522               $170,731
                                                                         =======               ========

                                                                           1996                  1995
                                                                         ---------            ---------
            Accrual activity
                Balance - beginning of year                            $ 136,530                $    --
                Reorganization items                                      87,522                170,731
                Cash payments                                            (29,890)                (3,090)
                Asset write-offs                                         (30,549)               (31,111)
                                                                       ---------              ---------
                     Balance - end of year                             $ 163,613              $ 136,530
                                                                       =========              =========

      Cash payments made in 1996 included $15.9 million for professional fees, $3.8 million for severance payments, $7.2 million for bankruptcy expenses and $3.0 million for store closing expenses. As discussed in note 1, the Company closed 12 under-performing stores in 1996. On March 12, 1997, the Bankruptcy Court approved the closing of four under-performing stores in 1997 and the Company retained a liquidator that has completed Closing Sales at two of these locations and currently is conducting Closing Sales at the other two locations. The provision for closed and unopened stores covers costs associated with the closing of the stores and primarily relate to fixed asset and inventory write-offs. The lease obligations and related reserves for the facilities closings include numerous real property leases rejected and to be rejected and amounts for other executory contracts that have been identified for rejection pursuant to Section 365 of the Bankruptcy Code and are reflected at the estimated amount of the eventually allowed claims of the lessors in the Chapter 11 case as prescribed by Section 502 of the Bankruptcy Code for the rejection of leases. Forty-five of the Company's store leases, including three which were rejected in 1996, are guaranteed by the Company's former parent, The May Department Stores Company ("May Company"). The Company has agreed to indemnify May Company for any damages incurred by May Company under its guaranties. Accordingly, the Company may be liable to May Company for the full amount of the remaining payments on these leases, if rejected, without the limitation of Section 502 of the Bankruptcy Code, to the extent paid by May Company under its guaranties. The costs relating to these facilities closings may be greater or less than the amount provided in the consolidated financial statements. Net sales of the stores to be closed in 1997 were approximately $92.6 million, $88.2 million and $69.9 million during 1996, 1995 and 1994, respectively. Net sales of the 12 stores closed in 1996 were approximately $18.1 million, $133.6 million and $124.3 million during 1996, 1995, and 1994, respectively.

NOTE 9 - STOCK COMPENSATION PLANS

     At February 1, 1997, the Company had four stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock-based compensation plans other than for its restricted stock awards. The Company determined that had compensation cost for the Company's stock-based compensation plans been determined consistent with the methodology prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the impact on the Company's net loss and loss per share would not be material. The effects of applying SFAS No. 123 are not indicative of future results as SFAS No. 123 does not take into consideration compensation expense related to awards granted prior to 1995.


     a. Stock Option Plans - The Company's 1995 Stock Option Plan for Key Employees, 1991 Stock Option Plan for Key Employees and 1991 Stock Option Plan for Directors provide for the granting of options to purchase 1,500,000 shares of the Company's common stock to key employees and directors. The option price under the plans is the fair market value of the shares on the grant date. Exercise terms are determined at each grant date. Stock options granted during 1995 and 1994 become exercisable in installments of 25% per year on each of the first through fourth anniversaries of the grant date and have a maximum term of ten years.

     A summary of the status of the Company's three stock option plans and changes during the years ended February 1, 1997, February 3, 1996 and January 28, 1995 is presented below:

                                              1996                                1995                             1994
                                    ---------------------------        ----------------------------        -------------------------
                                                      Weighted-                           Weighted-                        Weighted-
                                                       Average                             Average                          Average
                                                      Exercise                             Exercise                        Exercise
                                      Shares            Price            Shares              Price        Shares             Price
                                    ---------         --------          ---------         ---------       -------          ---------
Outstanding at beginning
      of year                       1,083,037          $26.15            972,600          $   28.05       804,876          $   26.67
Granted                                 --               --              316,350              20.54       272,550              31.42
Exercised                               --               --               (2,725)             15.63       (11,924)             18.03
Canceled                             (803,738)          26.51           (203,188)             26.63       (92,902)             27.32
                                    ---------                          ---------                          -------
Outstanding at end of year            279,299           25.12          1,083,037              26.15       972,600              28.05
                                    =========                          =========                          =======
Options exercisable at
     year-end                         182,323          $24.40            401,342          $   24.88       150,475          $   22.35


      b. Stock Appreciation Rights and Restricted Stock Plan - The Company's 1994 Performance Stock Appreciation Rights ("SARs") and Restricted Stock Plan provides for the granting of 1,300,000 shares of the Company's common stock to key employees in the form of SARs or as restricted stock. No more than 546,000 shares will be granted as restricted stock.

              During fiscal 1995 and 1994, 225,000 and 220,000 SARs were granted at a weighted average fair market value of $18.63 and $31.88, respectively. No SARs were granted during fiscal 1996. At February 1, 1997, SARs which have been awarded and are outstanding amounted to 15,000 shares at a price of $31.88, 20,000 shares at a price of $18.75 and 5,000 shares at a price of $13.50. No compensation expense was recognized in connection with the granting of SARs.

              During fiscal 1996 and 1995, 191,169 and 216,188 restricted stock awards at a weighted average fair market value of $4.00 and $21.44, respectively, were granted to certain key employees at no cost to these employees. The outstanding restricted stock awards vest on the later of three years subsequent to the 1996 award date or six months following the effective date of a plan of reorganization. The cost of restricted stock awards, based on the stock's fair market value at the award date is charged to stockholders' equity and subsequently amortized against earnings over the vesting period. For fiscal 1996 and 1995 the Company amortized $0.9 million per year of unamortized compensation related to restricted stock awards. At February 1, 1997, 219,985 shares were outstanding under restricted stock awards.

NOTE 10 - SHAREHOLDER RIGHTS PLAN

              On August 2, 1995, the Company adopted a Shareholder Rights Plan and declared a distribution of one Right for each outstanding share of Common Stock, par value $.01 per share (the "Company Common Stock"). Such Rights only become exercisable ten business days after a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's Common Stock (the "Stock Acquisition Date").

              Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $.01 per share, at a purchase price of $64 for each one one-hundredth of a share, subject to adjustment. Thereafter, upon the occurrence of certain events (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), each holder of a Right will have the right to receive, upon exercise, shares of Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation), each holder (other than the Acquiring Person) of a Right will have the right to receive, upon exercise, shares of Common Stock of the surviving corporation having a value of twice the exercise price of the Rights.

              At any time until 10 business days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (subject to adjustment in certain events) payable at the option of the Company. The Rights will expire on August 2, 2005.

NOTE 11 - INCOME TAXES

     The provision (benefit) for income taxes included the following:

                                     1996              1995             1994
--------------------------------------------------------------------------------
        Current:
           Federal                 $                 $(32,394)         $20,028
           State and local              500               865            5,847
                                   --------          --------          -------

                                        500           (31,529)          25,875
                                   --------          --------          -------
        Deferred:
           Federal                       --           (28,296)           1,723
           State and local               --                --              (29)
                                   --------          --------          -------
                                                      (28,296)           1,694
                                   --------          --------          -------
        Total                      $    500          $(59,825)         $27,569
                                   ========          ========          =======

     A reconciliation between income taxes computed using the effective income tax rate and the statutory income tax rate is as follows:

                                                                 1996                1995               1994
--------------------------------------------------------------------------------------------------------------
Federal income taxes (benefit) at statutory rates            $  (64,689)         $ (123,360)          $ 25,175
State and local income taxes, net of federal benefit                325                 562              3,829
Targeted jobs tax credit                                             --                  --               (617)
Unrecognized deferred tax asset                                  62,879              62,973                 --
Other                                                             1,985                  --               (818)
                                                             ----------          ----------           --------
         Provision (benefit) for income taxes                $      500          $  (59,825)          $ 27,569
                                                             ==========          ==========           ========


                                                                 1996                1995               1994
--------------------------------------------------------------------------------------------------------------
Federal tax rate                                                  (35.0)%             (35.0)%             35.0 %
State and local income taxes, net of federal benefit                0.2                 0.1                5.3
Targeted jobs tax credit                                             --                  --               (0.9)
Unrecognized deferred tax asset                                    34.0                17.9                 --
Other                                                               1.1                  --               (1.1)
                                                                 ------              ------              ------
         Effective income tax rate                                  0.3%              (17.0)%             38.3 %
                                                                 ======              ======              ======

      The tax effect of temporary differences and carry forwards which give rise to deferred tax assets and liabilities were as follows:

                                                             1996               1995
---------------------------------------------------------------------------------------
Net operating loss carryforward                            $  95,308          $  18,911
Targeted jobs tax credit carryforward                          6,108              5,035
Alternative minimum tax credit carryforward                    6,011             12,545
Reserves for reorganization items                             29,780             63,217
Reserves for restructuring items                              62,797             42,814
                                                           ---------          ---------
      Total deferred tax assets                              200,004            142,522
                                                           ---------          ---------
Fixed assets and accumulated depreciation                    (32,892)           (27,108)
Current assets and accrued liabilities                       (15,591)           (16,291)
                                                           ---------          ---------
      Total deferred tax liabilities                         (48,483)           (43,399)
                                                           ---------          ---------
      Total deferred tax assets (liabilities), net           151,521             99,123
      Less: Valuation allowance                             (151,521)           (82,497)
                                                           ---------          ---------
Net deferred tax assets                                    $    --            $  16,626
                                                           =========          =========

      The Company and its subsidiaries file a consolidated federal income tax return. For tax reporting purposes, the Company has adopted the year ending on the Thursday occurring nearest to the last day of the calendar month of October.

      The Company has certain federal and state net operating loss carryforwards at October 1996 which will expire in the years 1997 through 2011. The Company has an alternative minimum tax credit carryforward of approximately $6.0 million available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable. The Company has approximately $6.0 million of targeted jobs tax credit carryforwards, which expire in the years 2005 through 2010. The valuation allowance relates to the uncertainty associated with future realization of net operating loss carryforwards, credit carryforwards and certain deductible temporary differences.


NOTE 12 - EXTRAORDINARY ITEMS

      During February 1995, the Company amended its credit agreement to increase the amortizing Term Loan to $215 million. Using $50 million in Term Loan borrowings and $16 million of non-amortizing revolver borrowings, the Company executed, on February 7, 1995, an in-substance defeasance of the outstanding 15% Senior Subordinated Notes (the "Notes") by depositing $66 million of U.S. government securities into an irrevocable trust to cover the redemption value (including principal, call premium and interest) of the Notes on June 1, 1995, at which time the Notes were called. For financial reporting purposes, the Notes were considered extinguished during the first quarter of fiscal 1995, and the defeasance transaction resulted in an extraordinary loss of $8.4 million. During the fourth quarter of fiscal 1995, the previously recorded tax benefit from this extraordinary loss was reversed and allocated to continuing operations.


NOTE 13 - LEASE OBLIGATIONS AND COMMITMENTS

      The Company leases the majority of its stores and certain equipment under noncancelable leases. Certain of the store leases provide for contingent rentals based on sales. Substantially all of the store leases require the Company to pay taxes, insurance and other occupancy costs and contain renewal options which range from 5 to 60 years.

Rental expense for operating leases consisted of:

                                                               1996              1995              1994
-------------------------------------------------------------------------------------------------------------
            Real property:

               Minimum rentals                                   $ 89,865          $ 91,093          $ 76,531

               Contingent rentals                                   2,509             2,485             3,161
                                                                 --------          --------          --------

                                                                   92,374            93,578            79,692

            Equipment rentals                                      20,380            23,182            20,274
                                                                 --------          --------          --------

            Total                                                $112,754          $116,760          $ 99,966
                                                                 ========          ========          ========

         Excluding leases rejected or identified to be rejected, future minimum lease payments at February 1, 1997 for each of the next five years were as follows:



                                                                 Capital          Operating
           Year                                                  Leases            Leases            Total
-------------------------------------------------------------------------------------------------------------

            1997                                              $     9,470       $    84,439       $    93,909

            1998                                                    8,880            84,120            93,000

            1999                                                    9,310            79,297            88,607

            2000                                                    7,883            78,765            86,648

            2001                                                    6,052            78,278            84,330

            Thereafter                                             47,334           931,889           979,223
                                                              -----------       -----------       -----------

               Minimum lease payments                              88,929       $ 1,336,788       $ 1,425,717
                                                                                ===========       ===========
            Less: Imputed interest component and
                           executory costs                        (41,084)
                                                              -----------
            Present value of net minimum lease payments       $    47,845
                                                              ===========


 NOTE 14 - INTEREST EXPENSE, NET

Interest expense, net, included the following:

                                              1996            1995            1994
----------------------------------------------------------------------------------
Interest expense                          $ 38,208        $ 40,767        $ 34,453
Amortization of debt issuance costs          1,778             900           1,000
                                          --------        --------        --------
                                            39,986          41,667          35,453

Interest income                               (484)          (694)           (505)
                                          ---------       --------        --------

Interest expense, net                     $ 39,502        $ 40,973        $ 34,948
                                          ========        ========        ========

NOTE 15 - BENEFIT PLANS

         a. Pension Plans - The Company has three defined benefit plans, which cover all employees ("Associates") who meet certain requirements including age, length of service, and hours worked per year. The benefits provided are based upon years of service and compensation during employment. Two of these plans, The Caldor, Inc. Retirement Plan and the Supplemental Executive Retirement Plan were amended on August 1, 1996 to discontinue additional accruals for participants. The benefits accrued prior to August 1, 1996 are not affected by the change and current participants are eligible to vest with additional years of service after August 1, 1996.

                  Contributions to the pension plans, which are made solely by the Company, are determined by an outside actuarial firm. To compute net pension costs, the actuarial firm estimates the total benefits which will ultimately be paid to eligible Associates and then allocates these costs to service periods. Each of the actuarial assumptions used to calculate pension costs is reviewed annually. The following tables summarize the funded status of the pension plans, components of pension expense and actuarial assumptions.

                                                                       DECEMBER 31,
                                                                  ------------------------
                                                                    1996            1995
------------------------------------------------------------------------------------------
            FUNDED STATUS
            Actuaral present value of benefit obligation:
               Vested benefit obligation                          $ 21,397        $ 20,887
                                                                  --------        --------

               Accumulated benefit obligation (ABO)               $ 25,221        $ 24,649
                                                                  --------        --------

               Projected benefit obligation (PBO)                 $ 25,333        $ 25,850
                                                                  --------        --------

            Plan assets at fair value (primarily equity and
               income securities)                                 $ 22,294        $ 20,544
                                                                  --------        --------
            Plan assets less than PBO                               (3,039)         (5,306)
            Unrecognized prior service costs                          --               587
            Unrecognized loss                                          110           1,512
                                                                  --------        --------

            Accrued pension costs                                 $ (2,929)       $ (3,207)
                                                                  --------        --------

            Plan assets less than ABO                             $ (2,927)       $ (4,105)
                                                                  --------        --------

                                                                     DECEMBER 31,
                                                      ---------------------------------------
                                                         1996            1995            1994
---------------------------------------------------------------------------------------------
            COMPONENTS OF NET PENSION EXPENSE
            Service cost                              $ 3,348         $ 3,827         $ 3,978
            Interest on PBO                             1,852           1,603           1,388
            Actual (return) loss on plan assets        (1,773)         (2,987)            213
            Net amortization and deferral                 218           1,488          (1,336)
            Curtailment gain                             (712)             --              --
                                                      -------         -------         -------

               Total                                  $ 2,933         $ 3,931         $ 4,243
                                                      =======         =======         =======

            Actuarial assumptions:
               Discount rate                             7.75%           7.25%           8.50%
               Expected return on plan assets           10.00           10.00            8.75
               Salary increases                          3.00            3.50            4.00

     b. Profit Sharing Plan - The Company has a profit sharing plan pursuant to
Section 401 of the Internal Revenue Code, whereby eligible participants (all nonunion Associates who meet certain hour requirements) may contribute a percentage of compensation, but not in excess of the maximum allowed. The plan provides for matching contributions and additional contributions depending upon achievement of specific earnings levels. Charges to earnings for the Company's contributions during 1996, 1995 and 1994 were $850, $965 and $1,099, respectively.

     c. Employee Retention Plan - Included in reorganization costs for 1996 and 1995 are charges of $15.0 million and $12.5 million, respectively for the employee retention program. The Company has implemented an employee retention program, which provides for retention payments and enhanced severance payments to key employees who continue their employment with the Company during the Chapter 11 proceedings. The retention plan provides, among other things, a payment to be made to employees upon confirmation of a plan of reorganization and a second payment 6 months thereafter. The severance plan provides for enhanced severance payments and change in control severance payments to be made to certain employees upon involuntary termination.

NOTE 16 - CONTINGENCIES

     As a result of the Filing, the prosecution of litigation against the Debtors involving matters arising prior to the Filing for bankruptcy is stayed. Such stay may be lifted by the Bankruptcy Court handling the bankruptcy proceedings in appropriate circumstances.

     Four class actions against certain present and former officers of the Company have been brought on behalf of all persons who purchased the Company's stock during specified periods of time. The Company is not a defendant in these actions (three of which have been consolidated). A proof of claim was filed in the Chapter 11 case by the plaintiffs in the consolidated action. Although it is required to indemnify the defendants to the extent required by Delaware law, the Company has directors' and officers' liability coverage. The amount of liability, if any, related to these actions is not presently determinable. These actions are believed by the Company to be without merit and will be vigorously defended.

     The Company and certain of its subsidiaries are defendants in various other actions commenced by vendors, customers, former employees and others. Similarly situated persons have asserted claims against the Company but have not made those claims the subject of litigation. However, cases that relate to a claim that arose before the Filing generally were stayed pursuant to Section 362 of the Bankruptcy Code and are to be dealt with as part of the claims resolution process.

     The Company believes that the ultimate outcome of the foregoing actions and claims pending against the Company and its subsidiaries will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                                                     Commission File No. 1-10745


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    EXHIBITS

                                       TO

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 1, 1997



                             THE CALDOR CORPORATION

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                DESCRIPTION                             PAGE
--------------                                -----------                             ----
3.1                        Certificate of Incorporation of the Company, as
                           amended (incorporated by reference to Exhibit 4.1 to
                           the Company's Registration Statement on Form S-8,
                           filed September 28, 1994, File No. 33-84526 (the
                           "1994 Form S-8")).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed September 10, 1990, File No.
                           33-35157 (the "1990 Registration Statement")).

4.1 Rights Agreement dated as of August 2, 1995 between the Company and Chemical Bank, as Rights Agent
                           (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8-A, filed on August 11, 1995).

10.1                       Credit Agreement, dated as of October 21, 1993 (the
                           "Credit Agreement"), among the Company, Caldor, Inc.
                           - NY, Caldor, Inc. - CT, certain lenders named therein and Chemical Bank as Administrative Agent and Fronting Bank (incorporated by reference to Exhibit
                           99.3 to the Company's Current Report on Form 8-K, reporting an event occurring on October 21, 1993, File No. 1-10745 (the "October 1993 Form 8-K")).

10.1(i)                    First Amendment, dated as of August 16, 1994, to the
                           Credit Agreement among the Company, Caldor, Inc.-NY,
                           Caldor, Inc.-CT, the lenders listed on the signature pages thereto, Chemical Bank as Administrative Agent, the Fronting Banks named therein and the Swingline
                           Lender named therein (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
                           8-K reporting an event occurring on August 16, 1994, File No. 1-10745).

10.1(ii)                   Second Amendment dated as of February 6, 1995, to the
                           Credit Agreement among the Company, Caldor, Inc.-NY,
                           Caldor, Inc.-CT, the lenders listed on the signature pages thereto, Chemical Bank as Administrative Agent, the Fronting Banks named therein and the Swingline
                           Lender named therein (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form
                           8-K reporting an event occurring on February 6, 1995, File No. 1-10745 (the "February 1995 Form 8-K")).

10.1(iii)                  Third Amendment dated as of April 18, 1995, to the
                           Credit Agreement among the Company, Caldor, Inc.-NY,
                           Caldor, Inc.-CT, the lenders listed on the signature
                           pages thereto, Chemical Bank as Administrative Agent,
                           the Fronting Banks named therein and the Swingline
                           Lender named therein (incorporated by reference to
                           Exhibit 99.8 to the February 1995 Form 8-K).

10.1(iv)                   Fifth Amendment dated as of August 7, 1995 to the
                           Credit Agreement among the Company, Caldor, Inc.-NY,
                           Caldor, Inc.-CT, Chemical Bank as Administrative
                           Agent, and the lenders listed on the signature pages thereto (incorporated by reference to Exhibit 99.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 1995, File No.
                           1-10745 (the "July 1995 Form 10-Q")).

10.1(v)                    Amended and Restated Revolving Credit and Guaranty
                           Agreement dated as of October 17, 1995 (the "DIP
                           Agreement") among the Company as borrower, Caldor, Inc.-CT and Caldor, Inc.-NY as retail guarantors, the other subsidiaries of the borrower named therein as guarantors, the banks party thereto and Chemical Bank as agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K reporting an event occurring on October 17, 1995, File No.
                           1-10745 (the "October 1995 Form 8-K")).

10.1 (vi)                  Amendment Letter Agreement dated April 24, 1996 to
                           the DIP Agreement among the Company as borrower,
                           certain of its subsidiaries as guarantors, the banks
                           party thereto and Chemical Bank (incorporated by
                           reference to Exhibit 99.1 to the Company's Current
                           Report on Form 8-K reporting an event occurring on
                           May 7, 1996, File No. 1-10745).

10.1 (vii)                 Second Amendment dated as of June 28, 1996 to the DIP
                           Agreement among the Company as borrower, certain of
                           its subsidiaries as guarantors, the banks party
                           thereto and Chemical Bank (incorporated by reference
                           to Exhibit 99.1 to the Company's Current Report on
                           Form 8-K reporting an event occurring on July 16,
                           1996, File No. 1-10745).

10.1 (viii)                Four Store Amendment Letter Agreement dated as of
                           March 12, 1997 among the Company, as borrower,
                           certain of its subsidiaries as guarantors, the banks
                           party thereto and The Chase Manhattan Bank, N.A.
                           (formerly, Chemical Bank).*

10.2                       Form of Term Note (contained in Exhibit 10.1 as
                           Exhibit A-3).

10.3 Guarantee Agreement, dated as of October 21, 1993, among Lacdor Realty Corp., Premier Service Programs,
                           Inc. and Chemical Bank as Collateral Agent
                           (incorporated by reference to Exhibit 99.7 to the October 1993 Form 8-K).

10.4                       Guarantee, dated as of April 13, 1995 (the
                           "Guarantee") from the Company, Caldor, Inc.-NY and
                           Caldor, Inc.-CT to Chemical Bank as agent
                           (incorporated by reference to Exhibit 99.4 to the February 1995 Form 8-K).

10.4(i)                    Second Amendment dated as of August 7, 1995 to the
                           Guarantee from the Company, Caldor, Inc.-NY and
                           Caldor, Inc.-CT in favor of Chemical Bank as agent, and the lenders party thereto (incorporated by reference to Exhibit 99.8 to the July 1995 Form
                           10-Q).

10.5                       Amended and Restated Pledge Agreement, dated as of
                           April 13, 1995, between the Company and Chemical Bank as Collateral Agent (incorporated by reference to Exhibit 99.5 to the February 1995 Form 8-K).

10.5(i)                    Amended and Restated Pledge Agreement dated as of
                           October 17, 1995 between the Company and Chemical
                           Bank as agent for the banks party to the DIP
                           Agreement (incorporated by reference to Exhibit 99.2 to the October 1995 Form 8-K).

10.6                       Amended and Restated Security Agreement, dated as of
                           April 13, 1995, among the Company, Caldor, Inc.-NY,
                           Caldor, Inc.-CT and Chemical Bank as Collateral Agent
                           (incorporated by reference to Exhibit 99.6 to the February 1995 Form 8-K).

10.6(i)                    Amended and Restated Security Agreement dated as of
                           October 17, 1995 between the Company and Chemical
                           Bank as agent for the banks party to the DIP
                           Agreement (incorporated by reference to Exhibit 99.3 to the October 1995 Form 8-K).

10.7                       Collateral Agent Agreement, dated as of April 13,
                           1995, among the Company, Caldor, Inc.-CT, Caldor
                           Lease Financing Trust and Chemical Bank as Collateral
                           Agent and agent to the lenders party thereto
                           (incorporated by reference to Exhibit 99.7 to the February 1995 Form 8-K).

10.8                       Credit Agreement dated as of August 8, 1995 among the
                           Company, Caldor, Inc.-NY, Caldor, Inc.-CT and
                           Chemical Bank as Administrative Assistant and as
                           Collateral Agent (incorporated by reference to Exhibit 99.6 to the July 1995 Form 10-Q).

10.9                       Amended and Restated Stockholders' and Warrant
                           Holders' Agreement, dated as of May 24, 1990, among the Company, Odyssey Partners, L.P., May Funding,
                           Inc.,

                           certain institutional investors named therein, certain management stockholders named therein and certain members of the Investor Group (as defined therein) named therein (the "Amended and Restated
                           Stockholders' and Warrant Holders' Agreement")
                           (incorporated by reference to Exhibit 10.7 to the 1990 Registration Statement).


10.9(i)                    Amendment No. 1, dated as of August 24, 1990, to the
                           Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to Exhibit 10.6(i) to the Company's Annual Report on
                           Form 10-K for the year ended February 1, 1992, File
                           No. 1-10745 (the "1991 Form 10-K")).

10.9(ii)                   Amendment No. 2, dated as of March 14, 1991, to the
                           Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to Exhibit 10.6(ii) to the 1991 Form 10-K).

10.9(iii)                  Amendment No. 3, dated as of March 14, 1991, to the
                           Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to
                           Exhibit 10.6(iii) to the 1991 Form 10-K).

10.9(iv)                   Amendment No. 4, dated as of January 26, 1993, to the
                           Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to 4.11(iv) to the Company's Registration Statement on
                           Form S-3, filed on January 27, 1993, File No.
                           33-57476 (the "1993 Registration Statement")).

10.9(v)                    Amendment No. 5, dated as of January 26, 1993, to the
                           Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to Exhibit 4.11(v) to the 1993 Registration Statement).

10.9(vi) Amendment No. 6, dated as of September 28, 1994, to the Amended and Restated Stockholders' and Warrant
                           Holders' Agreement (incorporated by reference to Exhibit 4.8(vi) to the Company's Registration
                           Statement on Form S-3, filed on September 29, 1994,
                           File No. 33-84488).

10.10+ Termination Agreement dated as of January 31,1997 between the Company and Don R. Clarke (incorporated by reference to Exhibit 99.1 to the Company's
                           Current Report on Form 8-K, reporting an event occurring on February 26, 1997).

10.11+ Employment Agreement dated as of April 15, 1996 between the Company and Warren D. Feldberg
                           (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, reporting an event occurring on June 7, 1996 (the "June 1996 Form
                           8-K")).

10.11(i)+                  Amendment dated as of June 7, 1996 to the Employment
                           Agreement between the Company and Warren D. Feldberg
                           (incorporated by reference to Exhibit 99.2 to the
                           June 1996 Form 8-K).

10.12+                     Employment Agreement dated April 24, 1991 ("Kerbis
                           Employment Agreement") between the Company and Elliot
                           J. Kerbis (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996, File No. 1-10745 (the
                           "1996 Form 10-K")).

10.12(i)+                  Amendment dated June 20, 1995 between the Company and
                           Elliott J. Kerbis to the Kerbis Employment Agreement
                           (incorporated by reference to Exhibit 10.13 (i) to
                           the 1996 Form 10-K).

10.13+                     Employment Agreement dated April 24, 1991 ("Lee
                           Employment Agreement") between the Company and Dennis
                           M. Lee (incorporated by reference to Exhibit 10.14 to the 1996 Form 10-K).

10.13(i)+                  Amendment dated June 20, 1995 between the Company and
                           Dennis M. Lee to the Lee Employment Agreement
                           (incorporated by reference to Exhibit 10.14 (i) to
                           the 1996 Form 10-K).

10.14+ Employment Agreement dated as of January 29, 1996 between the Company and John G. Reen ("Reen
                           Employment Agreement") (incorporated by reference to
                           Exhibit 99.1 to the Company's current Report on Form
                           8-K, reporting an event occurring on March 6, 1996, File No. 1-10745) (the "March 1996 Form 8-K").

10.14 (i)+                 Amendment dated March 5, 1996 between the Company and
                           John G. Reen to the Reen Employment Agreement
                           (incorporated by reference to Exhibit 99.2 to the
                           March 1996 Form 8-K).

10.15+                     Caldor, Inc. Retirement Plan, effective January 1,
                           1990 (incorporated by reference to Exhibit 10.25 to the 1990 Registration Statement).

10.16+                     Caldor, Inc. Supplemental Non-Qualified Retirement
                           Plan, effective February 1, 1990 (incorporated by reference to Exhibit 10.32 to the Company's
                           Registration Statement on Form S-1, filed on March
                           18, 1991, File No. 33-39475).

10.17+ Caldor, Inc. Profit Sharing Plan, amended and restated effective January 1, 1991 (incorporated by reference to Exhibit 28.01(b) to the Company's
                           Registration Statement on Form S-8, filed on January
                           9, 1992, File No. 33-44996).

10.18+ The Caldor Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual
                           Report on Form 10-K for the year ended January 28, 1995, File No. 1-10745).

10.18(i)+                  Summary of Amendment to The Caldor Performance
                           Incentive Plan. (incorporated by reference to Exhibit
                           10.19 (i) to the 1996 Form 10-K).

10.19+ 1991 Stock Option Plan for Directors, as amended through May 25, 1994 (incorporated by reference to Exhibit 99.1 of the 1994 Form S-8).

10.19(i)+                  1991 Stock Option Plan for Directors, as amended
                           through October 31,1996.*

10.20+ 1991 Stock Option Plan for Key Employees, as amended through May 25, 1994 (incorporated by reference to Exhibit 99.2 of the 1994 Form S-8).

10.20(i)+                  1991 Stock Option Plan for Key Employees, as amended
                           through October 31,1996.*

10.21+                     1993 Retainer Stock Plan for Non-Employee Directors
                           (incorporated by reference to Exhibit 99.3 of the 1994 Form S-8).


10.22+                     1994 Performance SAR and Restricted Stock Plan
                           (incorporated by reference to Exhibit 10.23 to the 1996 Form 10-K).

10.22(i)+                  1994 Performance SAR and Restricted Stock Plan as
                           amended through October 31, 1996.*

10.23+                     1995 Stock Option Plan for Key Employees
                           (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.23(i)+                  1995 Stock Option Plan for Key Employees as amended
                           through October 31,1996.*

10.24+ Summary of Severance Program (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.25+ Summary of Performance Retention Program (incorporated by reference to Exhibit 10.26 to the 1996 Form 10-K).

11 Statement regarding the computation of per share earnings.*

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the 1996 Form 10-K).

23                         Consent of Deloitte & Touche LLP*

27                         Financial Data Schedule*

*        Filed herewith

+        Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).