Form 10-Q
period 1997-05-03
CALDOR CORP
filed 1997-06-11
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
-----

                   For the quarterly period ended May 3, 1997

                                      OR


         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
-----

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


YES  [ X ]                 NO  [   ]


The number of shares of common stock outstanding as of May 31, 1997 was 16,902,839.

                   THE CALDOR CORPORATION AND SUBSIDIARIES
                                Table of Contents


                   PART I - FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
ITEM 1 : CONSOLIDATED FINANCIAL STATEMENTS


         Independent Accountants' Review Report                        3

         Consolidated Statements of Operations for the Thirteen
         Weeks Ended May 3, 1997 AND May 4, 1996                       5

         Consolidated Balance Sheets as of May 3, 1997
         and February 1, 1997                                          6

         Consolidated Statement of Shareholders' Deficit               7

         Consolidated Statements of Cash Flows for the Thirteen
         Weeks Ended May 3, 1997 and May 4, 1996                       8

         Notes to Consolidated Financial Statements                   10



ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          15



                           PART II - OTHER INFORMATION

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K                             19

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut


We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of May 3, 1997 and the related consolidated statements of operations for the thirteen week periods ended May 3, 1997 and May 4, 1996, stockholders' deficit for the thirteen week period ended May 3, 1997, and cash flows for the thirteen week periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.

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

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code in September 1995. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; (d) as to operations, the effect of any changes that may be made in its business. The eventual outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements [and Note 1 to the annual financial statements for the year ended February 1, 1997 (not presented herein)], the bankruptcy filing and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in the notes to the respective financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended; and in our report dated April 18, 1997 (May 2, 1997 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and (b) the Company's 1996 loss from operations which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated statements of operations and cash flows for the year ended February 1, 1997 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 1997 and related consolidated statement of stockholders' equity/(deficit) for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP



New York, New York
June 6, 1997

                          PART I - FINANCIAL INFORMATION


      ITEM 1:  Consolidated Financial Statements


                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                 For the 13 Weeks Ended:
                                                 -----------------------
                                                May 3, 1997    May 4, 1996
                                                -----------    -----------
Net sales                                        $ 525,635      $ 568,560

Cost of merchandise sold                           385,197        423,505

Selling, general and administrative expenses       160,088        171,179

Interest expense, net                               10,391          8,396
                                                 ---------      ---------
Loss  before reorganization items                  (30,041)       (34,520)

Reorganization items (Note 5)                        6,274          8,761
                                                 ---------      ---------
Net loss                                         $ (36,315)     $ (43,281)
                                                 =========      =========


Net loss per share                               $   (2.14)     $   (2.57)
                                                 =========      =========
Weighted average common and common
  equivalent shares used in computing per
  share amounts                                     16,936         16,857
                                                 =========      =========


                 See notes to consolidated financial statements.

                   THE CALDOR CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                        May 3, 1997     February 1, 1997
                                                        -----------     ----------------
                                                        (Unaudited)
ASSETS
Current  assets:
    Cash  and  cash  equivalents                        $    35,526      $    27,477
    Restricted cash (Note 3)                                  7,764            5,254
    Accounts  receivable                                     14,099           12,216
    Merchandise  inventories                                507,068          450,499
    Assets held for disposal, net                               --             8,177
    Refundable income taxes                                  13,402           13,040
    Prepaid  expenses  and  other  current  assets           18,866           17,422
                                                        -----------      -----------
          Total  current  assets                            596,725          534,085
                                                        -----------      -----------

Property  and  equipment, net                               410,191          420,598
Property under capital leases, net                           86,079           87,473
Debt  issuance  costs                                         1,515            2,516
Other  assets                                                 5,535            5,851

                                                        -----------      -----------
                                                        $ 1,100,045      $ 1,050,523
                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
    Accounts  payable                                   $   177,869      $   152,151
    Accrued  expenses                                        46,894           62,787
    Other  accrued  liabilities                              58,120           64,478
    Current  maturities  of  long-term  debt                    550              550
    Borrowings under DIP Facility                           235,290          152,000
                                                        -----------      -----------
          Total  current  liabilities                       518,723          431,966
                                                        -----------      -----------
Long- term debt                                              18,314           18,463
Other  long-term  liabilities                                29,482           28,322
Liabilities subject to compromise (Note 4)                  717,965          719,980

Stockholders' deficit:

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding,
          16,902,839 and 16,939,106 shares,
          respectively                                          169              169
    Additional  paid-in  capital                            201,334          201,823
    Deficit                                                (385,125)        (348,810)
    Unearned compensation                                      (817)          (1,390)
                                                        -----------      -----------
          Total stockholders' deficit                      (184,439)        (148,208)
                                                        -----------      -----------
                                                        $ 1,100,045      $ 1,050,523
                                                        ===========      ===========



                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Deficit
                             (Dollars in thousands)
                                   (Unaudited)


                                   Outstanding
                                  Common  Stock      Additional
                                  -------------        Paid-In                     Unearned    Stockholders'
                                Shares      Amount     Capital       Deficit     Compensation    Deficit
                              ----------    ------     --------     ---------    ------------  -------------
Balance, February 1, 1997     16,939,106     $169     $201,823     ($348,810)     ($1,390)     ($148,208)

Cancellation of restricted
     stock                       (36,267)     --          (489)         --            312           (177)

Amortization of unearned
     compensation                   --        --          --            --            261            261

Net loss                            --        --          --         (36,315)        --          (36,315)
                              ----------     ----     --------     ---------      -------      ---------
Balance, May 3, 1997          16,902,839     $169     $201,334     ($385,125)       ($817)     ($184,439)
                              ==========     ====     ========     =========      =======      =========



                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       FOR THE 13 WEEKS ENDED:
                                                                       -----------------------
                                                                     MAY 3, 1997    MAY 4, 1996
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(36,315)     $ (43,281)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Amortization of debt issuance costs                                    790            400
    Depreciation and other amortization                                 13,838         11,992
    Amortization of unearned compensation                                  261            171
    Reorganization items                                                 6,274          8,761
  Working capital and other                                            (46,277)       (46,098)
                                                                      --------      ---------
      Net cash used in operating activities
       before reorganization items                                     (61,429)       (68,055)
  Reorganization items
    Reduction in liabilities subject to compromise                      (2,015)       (12,291)
    Reorganization items paid                                           (6,696)       (12,052)
                                                                      --------      ---------
      Net cash used in operating activities                            (70,140)       (92,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (2,442)        (6,462)
                                                                      --------      ---------
      Net cash used in investing activities                             (2,442)        (6,462)
                                                                      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of construction loan previously subject to compromise           --         (5,753)
  Proceeds from borrowings under construction loans                         --          9,274
  Proceeds from borrowings under DIP Facility                           83,290        112,500
  Increase in restricted cash                                           (2,510)            --
  Repayment of long-term debt                                             (149)            --
                                                                      --------      ---------
      Net cash provided by financing activities                         80,631        116,021
                                                                      --------      ---------

  Increase in cash and cash equivalents                                  8,049         17,161

  Cash and cash equivalents, beginning of period                        27,477         25,577
                                                                      --------      ---------

  Cash and cash equivalents, end of period                            $ 35,526      $  42,738
                                                                      ========      =========



                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          For the 13 Weeks Ended:
                                                         -------------------------
                                                         May 3, 1997   May 4, 1996
                                                         -----------   -----------
WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                  $ (1,883)     $ (2,586)
    Merchandise  inventories                               (56,569)      (89,665)
    Prepaid  expenses  and  other  current  assets          (1,444)         (932)
    Assets held for disposal, net                            8,177         4,658
    Refundable income taxes and deferred income taxes         (362)        2,236
    Accounts  payable                                       25,718        40,881
    Accrued expenses                                       (15,893)       (6,162)
    Other  accrued  liabilities                             (2,513)        4,850
    Other  assets  and  long-term  liabilities              (1,508)          622
                                                          --------      --------
                                                          $(46,277)     $(46,098)
                                                          ========      ========



                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                (in thousands)


1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements of The Caldor Corporation (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 18, 1995 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

         The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, however, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

         With respect to the unaudited consolidated financial statements for the thirteen weeks ended May 3, 1997 ("First Quarter 1997"), it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

         These consolidated statements should be read in conjunction with the Company's consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Due to the seasonal nature of the Company's sales and the

         Filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

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

         On March 12, 1997 the Bankruptcy Court approved the closing of 4 under-performing stores and the Debtor's retention of a liquidator to conduct store closing sales (the "4 Store Closing Sales"). These sales were completed and the stores were closed by the end of May 1997. Concurrently, the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and the bank group led by the Chase Manhattan Bank ("Chase") entered into an amendment (the "Third Amendment") to the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chase ("the DIP Facility"). This amendment provided that all of the proceeds of the 4 Store Closing Sales are to be applied to a prepayment of the Tranche B loans and the Tranche B facility commitment be reduced by such amount.

         On June 4, 1997, the Bankruptcy Court approved the extension of the DIP Facility to June 15, 1998 (the "Extended DIP Facility"). The Extended DIP Facility provides for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million, divided into two (2) separate tranches consisting of (i) a post petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $200 million which principal amount may be borrowed, paid and reborrowed. In addition, the Extended DIP Facility provides for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 ("Fiscal Year 1997") and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in Fiscal Year 1997 and for the fiscal quarter ending April 30, 1998 and revised monthly inventory amounts through June 15, 1998. The Extended DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR. The Registrant incurred approximately $3 million in bank fees associated with the extension of the DIP
         Facility, which fees were paid subsequent to the First Quarter 1997.
         In all other material respects the DIP Facility remains unchanged. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of May 3, 1997, the Debtors had rejected the leases for 26 locations and moved to reject four others, assumed 15 real estate leases (seven of which were for stores opened prior to 1996, two warehouses and the balance were for stores that were opened in 1996) conditionally assumed two real estate leases and had reached agreement with landlords to terminate an additional seven leases without liability. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


3.  RESTRICTED CASH

         As of May 3, 1997, the restricted cash balance included $2.5 million of proceeds from the 4 Store Closing Sales held in escrow pursuant to the Third Amendment to the DIP Facility, which amount, net of the Company's expenses, was subsequently applied to payment of the Tranche B loans. In addition, $5.3 million is being held in an escrow account pending final resolution of issues concerning the closing sales agreement between the Company and the liquidator of the stores closed in 1996. Any balance remaining after such resolution will be applied, net of the Company's expenses, to payment of the Term Loan (as defined in the DIP Facility).

4. LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                             May 3, 1997   February 1, 1997
                             -----------   ----------------
Accounts payable              $226,771        $226,506
Term Loan                      190,900         191,100
Real Estate Loan                37,145          37,145
Rejected leases and other
  miscellaneous claims         129,900         129,900
Accrued expenses                79,867          80,784
Capital lease obligations       38,155          39,318
Construction loan               11,511          11,511
Industrial revenue bonds
  and mortgage notes             3,716           3,716
                              --------        --------
      Total                   $717,965        $719,980



         Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The liability for rejected leases and other miscellaneous claims includes the Company's estimate of its liability for certain leases that have either been rejected or the Company anticipates rejecting.



5.  REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the 13 weeks ended May 3, 1997 and May 4, 1996:

                                         May 3, 1997   May 4, 1996
                                         -----------   -----------
Retention costs                            $2,630        $2,630
Professional fees                           2,551         4,569
Other                                       1,093         1,562
                                           ------        ------
  Total provision for reorganization       $6,274        $8,761



6.  INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Company has generated substantial net operating loss carryforwards as a result of the net losses incurred in 1995 and 1996. Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to fiscal 1997 losses.

7. RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per share", which is effective for the Company beginning with the fourth quarter of Fiscal Year 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company has determined that the adoption of SFAS No. 128 will not have a significant impact on the Company's earnings
         (loss) per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Debtors filed petitions for relief under Chapter 11 on September 18, 1995 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. As a result of the Filing, the cash requirements for the payments of accounts payable and certain other liabilities that arose prior to the Filing are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court.



RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended May 3, 1997 and the 13 weeks ended May 4, 1996 ("First Quarter 1996"):

                                                 May 3, 1997                       May 4, 1996
                                        ---------------------------       -----------------------------
(dollars in thousands)                        $                %              $                %
-------------------------------------------------------------------------------------------------------

Net sales                                  525,635           100.0         568,560            100.0
Cost of merchandise sold                   385,197            73.3         423,505             74.5
Gross margin                               140,438            26.7         145,055             25.5
Selling, general and
   administrative expenses                 160,088            30.5         171,179             30.1
Interest expense, net                       10,391             2.0           8,396              1.5
Loss before reorganization items           (30,041)           (5.7)        (34,520)            (6.1)
Net loss                                   (36,315)           (6.9)        (43,281)            (7.6)



Total sales for First Quarter 1997 were $525.6 million compared to $568.6 million for First Quarter 1996, a decrease of $43 million, or 7.6%. This decrease was primarily due to a 6.6% decrease in comparable store sales and 12 stores that were closed since First Quarter 1996, partially offset by the sales from seven new stores opened since mid-April 1996. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of one-day sale events, mid-week circulars and coupon sales, unseasonably cold weather in the Northeast that impacted the Company's seasonal merchandise categories and the intensely competitive retail environment. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long-term marketing strategy.

Gross margin as a percentage of sales for First Quarter 1997 increased by 1.2% to 26.7% from 25.5% in First Quarter 1996. The increase was primarily due to reduced promotional markdowns as compared to last year due to the changes in the Company's marketing strategy. This increase was partially offset by an increase in the reserve for inventory shrinkage.

In the third quarter of 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In May 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities and paper products. The Company is currently evaluating extending the Price Cut Program to other product categories. The Company believes that the impact of the Price Cut Program will be partially offset by reduced promotional and permanent markdowns and by increased sales of regular-priced merchandise.

Selling, general and administrative expenses ("SG&A") decreased $11.1 million for the First Quarter of 1997 compared to First Quarter 1996. Initiatives to reduce SG&A adopted by the Company in the second quarter of 1996 included; changes in marketing strategy which have reduced advertising expenses, reduction of corporate overhead and the discontinuance of additional accruals related to the pension plan. However, the decrease in sales levels resulted in an increase in SG&A as a percentage of sales of 0.4% to 30.5% in First Quarter 1997 compared to 30.1% in First Quarter 1996.

Interest expense, net, for First Quarter 1997 increased by $2 million primarily due to an increase in average revolving credit borrowings as compared to First Quarter 1996. Average revolving credit borrowings were $194.9 million at a weighted average interest rate of 6.6% in First Quarter 1997 compared to $110.2 million at 6.6% for First Quarter 1996. The weighted average interest rate of the Term Loan was 6.4% in First Quarter 1997 compared to 6.3% in First Quarter 1996. As a percentage of sales, interest expense, net, for First Quarter 1997 was 2.0% compared to 1.5% in First Quarter 1996.

The Company did not record a tax benefit in First Quarter 1997 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of retention costs and professional fees, were $6.3 million in First Quarter 1997 compared to $8.8 million in First Quarter 1996.


FINANCIAL CONDITION

The Company's working capital as of May 3, 1997 decreased by $24.1 million from February 1, 1997. Inventories increased by $56.6 million and accounts payable increased by $25.7 million principally due to seasonal increases. The Company incurred a net loss of $36.3 million for First Quarter 1997, compared to a net loss of $43.3 million in the same period last year. These factors, along with capital expenditures of $2.4 million, contributed to the increase in borrowings under the DIP Facility of $83.3 million.

Net cash used in operating activities for First Quarter 1997 was $70.1 million as compared to $92.4 million for First Quarter 1996. This use of cash for operating activities was primarily due to the decrease in working capital, the Company's net loss of $36.3 million and reorganization item payments of $6.7 million.

For First Quarter 1997, $2.4 million was spent for capital expenditures compared to $6.5 million for First Quarter 1996. The Company's capital expenditures for Fiscal Year 1997 are projected to be approximately $30 million to be used primarily for store remodeling, management information systems and distribution center and store upgrades and improvements.

On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility amended and restated, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. Pursuant to the terms of the DIP Facility, the bank group made available to the Registrant a revolving credit and letter of credit facility in an aggregate principal amount, at May 3, 1997, not to exceed a total of $436.7 million, consisting of
(i) up to $200 million (reflecting the $50 million line reduction on May 3, 1997 provided for in the second amendment to the DIP Facility) under the Tranche A Facility and (ii) $236.7 million under the Tranche B Facility. The Registrant's maximum borrowing under the Tranche A Facility, up to $200 million, could not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory. On June 4, 1997, the Bankruptcy Court entered a final order approving the extension of the DIP Facility to June 15, 1998.

Pursuant to the terms of the Extended DIP Facility, the bank group has made available to the Registrant an aggregate principal amount of up to $450 million consisting of (i) up to $250 million under the Tranche A Facility and (ii) $200 million under the Tranche B Facility. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory. The Extended DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility.

Borrowings under the Extended DIP Facility may be used to fund working capital and inventory purchases and for other general corporate purposes. The Extended DIP Facility provides for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through Fiscal Year 1997 and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date and revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in Fiscal Year 1997 and for the fiscal quarter ending April 30, 1998. The Extended DIP Facility also contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends.

The Extended DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR.

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

As of May 3, 1997, the outstanding borrowings under the DIP Facility were $235.3 million and open letters of credit were $44.9 million.

The Company believes that cash on hand, amounts available under the Extended DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements for the next twelve months. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.



FORWARD - LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (the "SEC") (including the Quarterly Report on Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking staements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition and results of operations of the Company. The Company has working capital needs which are expected to be funded largely through borrowings under the Extended DIP Facility. The Extended DIP Facility contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, capital leases and annual rents, the sale of assets and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

                           PART II: OTHER INFORMATION




ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits
                  --------

                  Exhibit Number      Description
                  --------------      -----------
                  10.1                Fourth Amendment, dated as of April 30, 1997, among
                                      the Registrant, as borrower, certain of its subsidiaries
                                      as guarantors, the banks party thereto and The Chase
                                      Manhattan Bank, as agent for the banks.

                  15                  Letter in lieu of consent of Deloitte & Touche LLP
                                      re unaudited interim financial information.

                  27                  Financial Data Schedule.


         b)       Reports on Form 8-K
                  -------------------

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


                                 The Caldor Corporation
                                         (Registrant)


Date:     June 11, 1997          By:     /s/ Warren D. Feldberg
     ----------------------         -------------------------------------------
                                         Warren D. Feldberg
                                         Chairman, Chief Executive Officer and
                                         Director


Date:     June 11, 1997          By:     /s/ John G. Reen
     ----------------------         -------------------------------------------
                                         John G. Reen
                                         Executive Vice President,
                                         Chief Financial Officer and Director

                                EXHIBIT INDEX
                                -------------



Exhibit Number                   Description
-------------                    -----------


10.1 Fourth Amendment, dated as of April 30, 1997, among the Registrant, as borrower, certain of its subsidiaries as guarantors, the banks party thereto and The Chase Manhattan Bank, as agent for the banks.

15 Letter in lieu of consent of Deloitte & Touche LLP re unaudited interim financial information.

27                  Financial Data Schedule.