Form 10-Q
period 1997-08-02
CALDOR CORP
filed 1997-09-15
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ------  EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ------   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______


                         COMMISSION FILE NUMBER 1-10745


                             THE CALDOR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         06-1282044
          --------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)



     20 GLOVER AVENUE, NORWALK, CT                                    06856-5620
     -----------------------------                                    ----------
(Address of principal executive offices)                              (Zip Code)



                                 (203) 846-1641
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [ X ]        No  [   ]


The number of shares of common stock outstanding as of August 29, 1997 was 16,902,839.

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                   PART I - FINANCIAL INFORMATION

                                                                                                PAGE
ITEM 1 :  CONSOLIDATED FINANCIAL STATEMENTS

            Independent Accountants' Review Report                                                 3

            Consolidated Statements of Operations for the Thirteen and Twenty-six
            Weeks Ended August 2, 1997 and August 3, 1996                                          5

            Consolidated Balance Sheets as of August 2, 1997 and February 1, 1997                  6

            Consolidated Statement of Stockholders' Deficit                                        7

            Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended
            August 2, 1997 and August 3, 1996                                                      8

            Notes to Consolidated Financial Statements                                            10



ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                        15



                                     PART II - OTHER INFORMATION

ITEM 6 :  EXHIBITS AND REPORTS ON FORM 8-K                                                        21

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut


We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of August 2, 1997 and the related consolidated statements of operations for the twenty-six and thirteen week periods ended August 2, 1997 and August 3, 1996, stockholders' deficit for the twenty-six week period ended August 2, 1997, and cash flows for the twenty-six week periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements and Note 1 to the annual financial statements for the year ended February 1, 1997 (not presented herein), the bankruptcy filing and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in the notes to the respective financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended; and in our report dated April 18, 1997 (May 2, 1997 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and (b) the Company's 1996 loss from operations which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year ended February 1, 1997 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP



New York, New York
September 8, 1997

                         PART I - FINANCIAL INFORMATION


ITEM 1: Consolidated Financial Statements


                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        THIRTEEN WEEKS ENDED:               TWENTY-SIX WEEKS ENDED:
                                                        ---------------------               -----------------------
                                                     AUGUST 2,         AUGUST 3,          AUGUST 2,           AUGUST 3,
                                                       1997              1996               1997                1996
                                                       ----              ----               ----                ----
Net sales                                           $ 598,151         $ 622,212         $ 1,123,786         $ 1,190,772

Cost of merchandise sold                              437,001           451,389             822,198             874,894

Selling, general and administrative expenses          162,658           179,419             322,746             350,598

Interest expense, net                                  10,956             9,045              21,347              17,441
                                                    ---------         ---------         -----------         -----------

Loss before reorganization items                      (12,464)          (17,641)            (42,505)            (52,161)

Reorganization items (Note 5)                           5,560            10,779              11,834              19,540
                                                    ---------         ---------         -----------         -----------

Net loss                                            $ (18,024)        $ (28,420)        $   (54,339)        $   (71,701)
                                                    =========         =========         ===========         ===========


Net loss per share                                  $   (1.07)        $   (1.67)        $     (3.21)        $     (4.23)
                                                    =========         =========         ===========         ===========

Weighted average common and common
  equivalent shares used in computing per
  share amounts                                        16,903            17,012              16,919              16,935
                                                    =========         =========         ===========         ===========

See notes to consolidated financial statements.

                             THE CALDOR CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands, except per share amounts)

                                                              AUGUST 2, 1997        FEBRUARY 1, 1997
                                                             ----------------       ----------------
                                                               (unaudited)
ASSETS
Current  assets:
    Cash  and  cash  equivalents                              $    27,926             $    27,477
    Restricted cash (Note 3)                                        4,732                   5,254
    Accounts  receivable                                           11,189                  12,216
    Merchandise  inventories                                      463,814                 450,499
    Assets held for disposal, net                                                           8,177
    Refundable income taxes (Note 6)                                                       13,040
    Prepaid  expenses  and  other  current  assets                 21,000                  17,422
                                                              -----------             -----------
          Total  current  assets                                  528,661                 534,085
                                                              -----------             -----------


Property  and  equipment, net                                     403,306                 420,598
Property  under capital leases, net                                84,460                  87,473
Debt  issuance  costs                                               3,347                   2,516
Other  assets                                                       5,611                   5,851
                                                              -----------             -----------
                                                              $ 1,025,385             $ 1,050,523
                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
    Accounts  payable                                         $   176,167             $   152,151
    Accrued  expenses                                              43,862                  62,787
    Other  accrued  liabilities                                    57,818                  64,478
    Current maturities of long-term debt                              550                     550
    Borrowings under DIP Facility                                 183,698                 152,000
                                                              -----------             -----------
          Total  current  liabilities                             462,095                 431,966
                                                              -----------             -----------

Long- term debt                                                    18,211                  18,463
Other  long-term  liabilities                                      30,861                  28,322
Liabilities subject to compromise (Note 4)                        716,681                 719,980

Stockholders' deficit:

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 16,902,839
          and 16,939,106 shares, respectively                         169                     169
    Additional  paid-in  capital                                  201,334                 201,823
    Deficit                                                      (403,149)               (348,810)
    Unearned compensation                                            (817)                 (1,390)
                                                              -----------             -----------
          Total stockholders' deficit                            (202,463)               (148,208)
                                                              -----------             -----------
                                                              $ 1,025,385             $ 1,050,523
                                                              ===========             ===========

                         See notes to consolidated financial statements.

                                                6

                                               THE CALDOR CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                       (Dollars in thousands)
                                                             (Unaudited)



                                                OUTSTANDING
                                                COMMON STOCK           ADDITIONAL
                                                ------------            PAID-IN                      UNEARNED   STOCKHOLDERS'
                                          SHARES           AMOUNT       CAPITAL        DEFICIT     COMPENSATION    DEFICIT
                                          ------           ------       -------        -------     ------------    -------
Balance,  February  1,  1997            16,939,106       $    169       $201,823      $(348,810)      $(1,390)      $(148,208)

Cancellation of restricted stock           (36,267)                         (489)                         312           (177)

Amortization of unearned
     compensation                                                                                         261            261

Net  loss                                                                               (54,339)                     (54,339)
                                       -----------       --------       --------      ---------       -------       ---------
Balance,  August  2,  1997              16,902,839       $    169       $201,334      $(403,149)      $  (817)     $(202,463)
                                       ===========       ========       ========      =========       =======       =========


                                          See notes to consolidated financial statements.


                                                                 7

                                     THE CALDOR CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)
                                                   (Unaudited)



                                                                                 FOR THE TWENTY-SIX WEEKS ENDED:
                                                                                 -------------------------------
                                                                                AUGUST 2, 1997     AUGUST 3, 1996
                                                                                --------------     --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                      $(54,339)        $ (71,701)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization  of  debt  issuance  costs                                       1,824               800
        Depreciation  and  other  amortization                                       27,676            25,668
        Amortization of unearned compensation                                           261               384
        Reorganization items                                                         11,834            19,540
    Working  capital  and  other                                                      2,772           (12,889)
                                                                                   --------         ---------
            Net  cash  used  in  operating  activities
              before reorganization items                                            (9,972)          (38,198)
    Reorganization items:
          Reduction of liabilities subject to compromise                             (3,299)          (14,554)
          Reorganization items paid                                                 (10,482)          (21,622)
                                                                                   --------         ---------
            Net  cash  used  in  operating  activities                              (23,753)          (74,374)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                             (7,766)          (13,973)
                                                                                   --------         ---------
            Net  cash  used  in  investing  activities                               (7,766)          (13,973)
                                                                                   --------         ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds  from  issuance of common stock
        and exercise of stock options                                                                      42
    Repayment of construction loan previously subject to compromise                                    (5,753)
    Proceeds  from  borrowings  under construction loans                                                9,678
    Proceeds  from  borrowings  under  DIP Facility                                  31,698           115,000
    Decrease (increase)  in restricted cash                                             522            (1,516)
    Repayment  of  long-term  debt                                                     (252)          (22,665)
                                                                                   --------         ---------
            Net  cash  provided  by  financing  activities                           31,968            94,786
                                                                                   --------         ---------

    Increase  in  cash  and  cash  equivalents                                          449             6,439

    Cash  and  cash  equivalents,  beginning  of  period                             27,477            25,577
                                                                                   --------         ---------

    Cash  and  cash  equivalents,  end  of  period                                 $ 27,926         $  32,016
                                                                                   ========         =========

                                See notes to consolidated financial statements.


                                                       8

                            THE CALDOR CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)
                                          (Unaudited)



                                                             FOR THE TWENTY-SIX WEEKS ENDED:
                                                             -------------------------------
                                                           AUGUST 2, 1997        AUGUST 3, 1996
                                                           --------------        --------------
WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                      $  1,027             $ (1,820)
    Merchandise  inventories                                   (13,315)             (51,751)
    Prepaid  expenses  and  other  current  assets              (3,578)              (4,572)
    Assets held for disposal, net                                8,177               25,265
    Refundable income taxes                                     13,040                2,090
    Accounts  payable                                           24,016               18,476
    Accrued expenses                                           (18,925)              (6,941)
    Other  accrued  liabilities                                 (3,995)               5,336
    Other  assets  and  long-term  liabilities                  (3,675)               1,028
                                                              --------             --------
                                                              $  2,772             $(12,889)
                                                              ========             ========


                        See notes to consolidated financial statements.


                                               9

                    THE CALDOR CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 (in thousands)
                                  (unaudited)

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

         With respect to the unaudited consolidated financial statements for the twenty-six and thirteen weeks ended August 2, 1997 ("Second Quarter 1997"), it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

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


2.  REORGANIZATION CASE

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through February 28, 1998 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1998. The Company has begun preliminary analyses to formulate a plan of reorganization and, while no plan of reorganization has been proposed, at this time it would appear unlikely that such a plan would provide for recovery by equity security holders.

         On March 12, 1997 the Bankruptcy Court approved the closing of 4 under-performing stores and the Debtor's retention of a liquidator to conduct store closing sales (the "4 Store Closing Sales"). These sales were completed and the stores were closed by the end of May 1997. Concurrently, the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and the bank group led by the Chase Manhattan Bank ("Chase") entered into an amendment (the "Third Amendment") to the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chase ("the DIP Facility"). Pursuant to the Third Amendment, all of the proceeds of the 4 Store Closing Sales were applied to a prepayment of the Tranche B loans and the Tranche B facility commitment was reduced by such amount.

         On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment to the DIP Facility (the "Fourth Amendment") which extended the DIP Facility to June 15, 1998 (the "Extended DIP Facility"). The Extended DIP Facility provides for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million, divided into two (2) separate tranches consisting of (i) a post petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $200 million which principal amount may be borrowed, paid and reborrowed. In addition, the Extended DIP Facility provides for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 ("Fiscal Year 1997") and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in Fiscal Year 1997 and for the fiscal quarter ending April 30, 1998 and revised monthly inventory amounts through June 15, 1998. The Extended DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR. The Registrant incurred approximately $3 million in bank fees associated with the extension of the DIP Facility, which were paid in the Second Quarter 1997. In all other material respects the DIP Facility remains unchanged. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of August 2, 1997, the Debtors had rejected the leases for 30 locations, assumed 15 real estate leases (seven of which were for stores opened prior to 1996, two were for warehouses and the balance were for stores that were opened in 1996), conditionally assumed two real estate leases and had reached agreement with landlords to terminate an additional seven leases without liability. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


3.  RESTRICTED CASH

         As of August 2, 1997, the restricted cash balance included $3.7 million being held in a segregated account pending final resolution of issues concerning the closing sales agreement between the Company and the liquidator of the stores closed in 1996. On August 18, 1997, a payment of $1.5 million was made to the liquidator in settlement of the dispute and $2.2 million was applied to payment of the Term Loan (as defined in the DIP Facility).

         In addition, $1 million is being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company.

4.  LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                           August 2, 1997    February 1, 1997
                                           --------------    ----------------

         Accounts payable                     $226,514            $226,506
         Term Loan                             190,900             191,100
         Real Estate Loan                       37,145              37,145
         Rejected leases and other
         miscellaneous claims                  129,900             129,900
         Accrued expenses                       79,748              80,784
         Capital lease obligations              37,247              39,318
         Construction loan                      11,511              11,511
         Industrial revenue bonds
         and mortgage notes                      3,716               3,716
                                              --------            --------
         Total                                $716,681            $719,980

         Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The liability for rejected leases and other miscellaneous claims includes the Company's estimate of its liability for certain leases that have either been rejected or the Company anticipates rejecting. Liabilities subject to compromise were reduced by reclamation payments and amortization of capital lease obligations.



5.  REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the twenty-six weeks ended August 2, 1997 and August 3, 1996:

                                                   August 2, 1997    August 3, 1996
                                                   --------------    --------------

         Retention costs                               $ 5,261            $ 5,261
         Professional fees                               4,537              9,078
         Other                                           2,036              5,201
                                                       -------            -------
         Total provision for reorganization            $11,834            $19,540

6.  INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has generated substantial net operating loss carryforwards as a result of the net losses incurred in 1995 and 1996. Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income.

         The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to fiscal 1997 losses. During the Second Quarter 1997, the Company received federal income tax refunds recorded as refundable income taxes in the balance sheet at February 1, 1997.


    7.  RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for the Company beginning with the fourth quarter of Fiscal Year 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company has determined that the adoption of SFAS No. 128 will not have a significant impact on the Company's earnings (loss) per share.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with the fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 130 will require that total comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners) be reported in the financial statements. The Company is currently evaluating the effects of this change on its financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective beginning with Fiscal Year 1998. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this change on its financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Debtors filed petitions for relief under Chapter 11 on September 18, 1995 and are presently operating their business as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. As a result of the Filing, the cash requirements for the payments of accounts payable and certain other liabilities that arose prior to the Filing are in most cases deferred until a plan of reorganization is approved by the Bankruptcy Court. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through February 28, 1998 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1998. The Company has begun preliminary analyses to formulate a plan of reorganization and, while no plan of reorganization has been proposed, at this time it would appear unlikely that such a plan would provide for recovery by equity security holders.


RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the thirteen weeks ended August 2, 1997 and the thirteen weeks ended August 3, 1996 ("Second Quarter 1996"):

                                            August 2, 1997                 August 3, 1996
                                            --------------                 --------------
(dollars in thousands)                      $              %               $              %
---------------------------------------------------------------------------------------------
Net sales                                598,151         100.0          622,212         100.0
Cost of merchandise sold                 437,001          73.1          451,389          72.5
Gross margin                             161,150          26.9          170,823          27.5
Selling, general and
   administrative expenses               162,658          27.2          179,419          28.8
Interest expense, net                     10,956           1.8            9,045           1.5
Loss before reorganization items         (12,464)         (2.1)         (17,641)         (2.8)
Net loss                                 (18,024)         (3.0)         (28,420)         (4.6)

Net sales for Second Quarter 1997 were $598.2 million compared to $622.2 million for Second Quarter 1996, a decrease of $24 million, or 3.9%. This decrease was primarily due to a 2.3% decrease in comparable store sales and 16 stores that were closed since the first quarter of 1996 partially offset by the sales from new stores opened in 1996. The decrease in comparable store sales was primarily attributable to unseasonably cool weather in the Northeast that negatively impacted the Company's sales of seasonal merchandise, the discontinuance of mid-week circulars in May 1996, the reduced amount of clearance merchandise available for July clearance sales as compared to last year and the intensely competitive retail environment.

Gross margin as a percentage of sales for Second Quarter 1997 decreased by 0.6% to 26.9% from 27.5% in Second Quarter 1996 primarily due to lower overall initial markups and an increase in the reserve for inventory shrinkage, partially offset by reduced markdowns. In the third quarter of 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In Second Quarter 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities, paper products, film and cosmetics. The Company believes that the impact of the Price Cut Program will be partially offset by reduced promotional and permanent markdowns and by increased sales of regular-priced merchandise.

Selling, general and administrative expenses ("SG&A") as a percentage of sales for Second Quarter 1997 was 27.2% compared to 28.8% for Second Quarter 1996, a decrease of 1.6% or $16.8 million. The decrease was primarily due to the store closings and initiatives to control and reduce SG&A begun by the Company in Second Quarter 1996, including changes in marketing strategy, which have reduced advertising expenses, and a reduction of corporate overhead.

Interest expense, net, for Second Quarter 1997 increased by $1.9 million primarily due to an increase in average revolving credit borrowings and weighted average interest rates as compared to Second Quarter 1996. Average revolving credit borrowings were $208.7 million at a weighted average interest rate of 7.2% in Second Quarter 1997 compared to $139.2 million at a weighted average interest rate of 6.5% for Second Quarter 1996. The weighted average interest rate of the Term Loan was 6.5% in Second Quarter 1997 compared to 6.3% in Second Quarter 1996. As a percentage of sales, interest expense, net, for Second Quarter 1997 was 1.8% compared to 1.5% in Second Quarter 1996.

The Company did not record a tax benefit in Second Quarter 1997 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of retention costs and professional fees, were $5.6 million in Second Quarter 1997 compared to $10.8 million in Second Quarter 1996.

Results of operations expressed as a percentage of sales were as follows for the twenty-six weeks ended August 2, 1997 ("Year-To-Date 1997") and the twenty-six weeks ended August 3, 1996 ("Year-To-Date 1996"):

                                             August 2, 1997                    August 3, 1996
                                         --------------------------------------------------------
(dollars in thousands)                       $               %                $                %
-------------------------------------------------------------------------------------------------
Net Sales                                1,123,786         100.0          1,190,772         100.0
Cost of merchandise sold                   822,198          73.2            874,894          73.5
Gross margin                               301,588          26.8            315,878          26.5
Selling, general and
  administrative expenses                  322,746          28.7            350,598          29.4
Interest expense, net                       21,347           1.9             17,441           1.5
Loss before reorganization items           (42,505)         (3.8)           (52,161)         (4.4)
Net loss                                   (54,339)         (4.8)           (71,701)         (6.0)

Net sales for Year-To-Date 1997 were $1,123.8 million compared to $1,190.8 million for Year-To-Date 1996, a decrease of $67 million or 5.6%. This decrease was primarily due to a 4.4% decrease in comparable store sales and 16 stores that were closed since the first quarter of 1996, partially offset by the sales from 7 new stores opened since mid-April 1996. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of mid-week circulars, coupon sales and one-day sales events, unseasonably cool weather in the Northeast that negatively impacted the Company's sales of seasonal merchandise, the reduced amount of clearance merchandise available for July clearance sales as compared to last year and the intensely competitive retail environment. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long-term marketing strategy.

Gross margin as a percentage of sales for Year-To-Date 1997 increased by 0.3% to 26.8% from 26.5% for Year-To-Date 1996. The increase was primarily due to reduced markdowns, partially offset by lower overall initial markups as compared to last year due to changes in the Company's marketing strategy and the Price Cut Program and an increase in the reserve for inventory shrinkage.

SG&A expenses as a percentage of sales for Year-To-Date 1997 was 28.7% compared to 29.4% for Year-To-Date 1996 a decrease of 0.7% or $27.9 million. This decrease was primarily attributable to initiatives to control and reduce SG&A adopted by the Company in Second Quarter 1996, including changes in marketing strategy, which have reduced advertising expenses, and a reduction of corporate overhead, and the store closings.

Interest expense, net, for Year-To-Date 1997 increased by $3.9 million primarily due to an increase in average revolving credit borrowings and an increase in weighted average interest rates. Average revolving credit borrowings were $201.8 million at a weighted average interest rate of 6.9% for Year-To-Date 1997 compared to $121.9 at 6.5% for Year-To-Date 1996. The weighted average interest rate of the Term Loan was 6.5% for Year-To-Date 1997 compared to 6.3% for Year-To-Date 1996. As a percentage of sales, interest expense, net, for Year-To-Date 1997 was 1.9% compared to 1.5% for Year-To-Date 1996.

The Company did not record a tax benefit in Year-To-Date 1997 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of retention costs and professional fees, were $11.8 million Year-To-Date 1997 compared to $19.5 million for Year-To-Date 1996.

FINANCIAL CONDITION

The Company's working capital as of August 2, 1997 decreased by $35.6 million from February 1, 1997. The Company received its income tax refund receivable reflected in the balance sheet at February 1, 1997. Accounts payable increased by $24 million primarily due to seasonal increases in inventory and improved vendor financing compared to last year. Accrued expenses decreased $18.9 million primarily due to payments made against certain accruals established at fiscal year-end 1996. Borrowings under the DIP Facility increased $31.7 million primarily due to the net loss of $54.3 million incurred for Year-To-Date 1997, capital expenditures of $7.8 million and reorganization item payments of $10.5 million.

Net cash used in operating activities for Year-To-Date 1997 was $23.8 million. This use of cash for operating activities was primarily due to the Company's net loss of $54.3 million in Year-To-Date 1997 and reorganization item payments of $10.5 million.

For Year-To-Date 1997, $7.8 million was spent for capital expenditures. The Company's capital expenditures for Fiscal Year 1997 are projected to be approximately $30 million to be used primarily for management information systems, store remodeling, distribution center and store upgrades and improvements.

On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility. The DIP Facility amended and restated, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment which extended the DIP Facility to June 15, 1998. Pursuant to the terms of the Extended DIP Facility, the bank group has made available to the Registrant an aggregate principal amount of up to $450 million consisting of (i) up to $250 million under the Tranche A Facility and (ii) $200 million under the Tranche B Facility which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At August 2, 1997, the Borrowing Base was $233.7 million. The Extended DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility.

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

As of August 2, 1997, the outstanding borrowings under the Extended DIP Facility were $183.7 million and open letters of credit were $86.3 million.

The Company believes that cash on hand, amounts available under the Extended DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements until the current expiration date of the Extended DIP Facility on June 15, 1998. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (the "SEC") (including the Quarterly Report on Form 10-Q) may contain statements which are not historical facts, so-called "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for the Company beginning with the fourth quarter of Fiscal Year 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company has determined that the adoption of SFAS No. 128 will not have a significant impact on the Company's earnings (loss) per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with Fiscal Year 1998. SFAS No. 130 will require that total comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners) be reported in the financial statements. The Company is currently evaluating the effects of this change on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective beginning with Fiscal Year 1998. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this change on the Company's financial statements.

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

                                        The Caldor Corporation
                                                (Registrant)


Date:    September 15, 1997             By:     /s/ Warren D. Feldberg
     --------------------------            ---------------------------
                                                Warren D. Feldberg
                                                Chairman, Chief Executive Officer and
                                                Director


Date:    September 15, 1997             By:      /s/ John G. Reen
     --------------------------            ----------------------
                                                John G. Reen
                                                Executive Vice President,
                                                Chief Financial Officer and Director

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

15 Letter in lieu of consent of Deloitte & Touche LLP re unaudited interim financial information.


27                                 Financial Data Schedule.