Form 10-Q
period 1997-11-01
CALDOR CORP
filed 1997-12-16
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Yes  [ X ]        No  [   ]


The number of shares of common stock outstanding as of November 28, 1997 was 16,902,839.

                               THE CALDOR CORPORATION AND SUBSIDIARIES
                                          TABLE OF CONTENTS


                                    PART I - FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
ITEM 1 :  CONSOLIDATED FINANCIAL STATEMENTS


            Independent Accountants' Review Report                                                  3

            Consolidated Statements of Operations for the Thirteen and Thirty-Nine
            Weeks Ended November 1, 1997 and November 2, 1996                                       5

            Consolidated Balance Sheets as of November 1, 1997 and February 1, 1997                 6

            Consolidated Statement of Stockholders' Deficit                                         7

            Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
            November 1, 1997 and November 2, 1996                                                   8

            Notes to Consolidated Financial Statements                                             10



ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                         15



                                     PART II - OTHER INFORMATION

ITEM 6 :  EXHIBITS AND REPORTS ON FORM 8-K                                                         21

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut


We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of November 1, 1997 and the related consolidated statements of operations for the thirty-nine and thirteen week periods ended November 1, 1997 and November 2, 1996, stockholders' deficit for the thirty-nine week period ended November 1, 1997, and cash flows for the thirty-nine week periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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



New York, New York
December 16, 1997

                                                   PART I - FINANCIAL INFORMATION


ITEM 1: Consolidated Financial Statements


                                               THE CALDOR CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Dollars in thousands, except per share amounts)
                                                             (Unaudited)

                                                                 THIRTEEN WEEKS ENDED:                 THIRTY-NINE WEEKS ENDED:
                                                                 ---------------------                 ------------------------
                                                            NOVEMBER 1,         NOVEMBER 2,         NOVEMBER 1,         NOVEMBER 2,
                                                                1997               1996                 1997                1996
                                                            -----------         -----------         -----------         -----------

Net sales                                                   $   562,859         $   568,596         $ 1,686,645         $ 1,759,368

Cost of merchandise sold                                        411,090             420,388           1,233,288           1,295,282

Selling, general and administrative expenses                    170,408             179,111             493,154             529,709

Interest expense, net                                            11,537              11,176              32,884              28,617
                                                            -----------         -----------         -----------         -----------

Loss before reorganization items and income taxes               (30,176)            (42,079)            (72,681)            (94,240)

Reorganization items (Note 5)                                     4,615               5,881              16,449              25,421
                                                            -----------         -----------         -----------         -----------

Loss before income taxes                                        (34,791)            (47,960)            (89,130)           (119,661)

Income tax provision (Note 6)                                       300                                     300
                                                            -----------         -----------         -----------         -----------

Net loss                                                    $   (35,091)        $   (47,960)        $   (89,430)        $  (119,661)
                                                            ===========         ===========         ===========         ===========


Net loss per share                                          $     (2.08)        $     (2.81)        $     (5.29)        $     (7.05)
                                                            ===========         ===========         ===========         ===========

Weighted average common and common
  equivalent shares used in computing per
  share amounts                                                  16,903              17,062              16,914              16,977
                                                            ===========         ===========         ===========         ===========

                                          See notes to consolidated financial statements.

                                                                 5

                         THE CALDOR CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share amounts)



                                                       NOVEMBER 1, 1997     FEBRUARY 1, 1997
                                                       ----------------     ----------------
                                                         (unaudited)
ASSETS
Current  assets:
    Cash  and  cash  equivalents                          $    30,147         $    27,477
    Restricted cash (Note 3)                                    1,006               5,254
    Accounts  receivable                                       13,580              12,216
    Merchandise  inventories                                  616,713             450,499
    Assets held for disposal, net                                  --               8,177
    Refundable income taxes (Note 6)                               --              13,040
    Prepaid  expenses  and  other  current  assets             25,023              17,422
                                                          -----------         -----------

          Total  current  assets                              686,469             534,085
                                                          -----------         -----------


Property  and  equipment, net                                 397,641             420,598
Property  under capital leases, net                            82,884              87,473
Debt  issuance  costs                                           2,218               2,516
Other  assets                                                   5,470               5,851
                                                          -----------         -----------

                                                          $ 1,174,682         $ 1,050,523
                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
    Accounts  payable                                     $   242,041         $   152,151
    Accrued  expenses                                          49,718              62,787
    Other  accrued  liabilities                                60,693              64,478
    Current maturities of long-term debt                          550                 550
    Borrowings under DIP Facility                             299,198             152,000
                                                          -----------         -----------
          Total  current  liabilities                         652,200             431,966
                                                          -----------         -----------

Long-term debt                                                 18,065              18,463
Other  long-term  liabilities                                  32,770              28,322
Liabilities subject to compromise (Note 4)                    709,115             719,980

Stockholders' deficit:

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 16,902,839
          and 16,939,106 shares, respectively                     169                 169
    Additional  paid-in  capital                              201,334             201,823
    Deficit                                                  (438,240)           (348,810)
    Unearned compensation                                        (731)             (1,390)
                                                          -----------         -----------

          Total stockholders' deficit                        (237,468)           (148,208)
                                                          -----------         -----------

                                                          $ 1,174,682         $ 1,050,523
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

                                               THE CALDOR CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                       (Dollars in thousands)
                                                             (Unaudited)



                                                 OUTSTANDING
                                                COMMON STOCK             ADDITIONAL
                                                ------------               PAID-IN                        UNEARNED     STOCKHOLDERS'
                                           SHARES          AMOUNT          CAPITAL        DEFICIT       COMPENSATION      DEFICIT
                                         -----------     -----------     -----------    -----------     -----------     -----------

Balance, February 1, 1997                 16,939,106     $       169     $   201,823    $  (348,810)    $    (1,390)    $  (148,208)

Cancellation of restricted stock             (36,267)                           (489)                           312            (177)

Amortization of unearned
     compensation                                                                                               347             347

Net  loss                                                                                   (89,430)                        (89,430)
                                         -----------     -----------     -----------    -----------     -----------     -----------

Balance, November 1, 1997                 16,902,839     $       169     $   201,334    $  (438,240)    $      (731)    $  (237,468)
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

                                      THE CALDOR CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)
                                                    (Unaudited)

                                                                                 FOR THE THIRTY-NINE WEEKS ENDED:
                                                                               ------------------------------------
                                                                               NOVEMBER 1, 1997    NOVEMBER 2, 1996
                                                                               ----------------    ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                      $ (89,430)        $(119,661)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization  of  debt  issuance  costs                                        2,928             1,289
        Depreciation  and  other  amortization                                        40,860            41,539
        Amortization of unearned compensation                                            347               618
        Reorganization items                                                          16,449            25,421
    Working  capital  and  other                                                     (81,054)          (51,787)
                                                                                   ---------         ---------
            Net  cash  used  in  operating  activities
              before reorganization items                                           (109,900)         (102,581)
    Reorganization items:
          Reduction of liabilities subject to compromise                             (10,865)          (40,753)
          Reorganization items paid                                                  (13,915)          (26,106)
                                                                                   ---------         ---------
            Net  cash  used  in  operating  activities                              (134,680)         (169,440)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                             (13,698)          (24,765)
                                                                                   ---------         ---------
            Net  cash  used  in  investing  activities                               (13,698)          (24,765)
                                                                                   ---------         ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds  from  issuance of common stock
        and exercise of stock options                                                                       42
    Repayment of construction loan previously subject to compromise                                     (5,753)
    Proceeds  from  borrowings  under construction loans                                                10,392
    Proceeds  from  borrowings  under  DIP Facility                                  147,198           219,000
    Decrease (increase)  in restricted cash                                            4,248            (1,523)
    Repayment  of  long-term  debt                                                      (398)          (22,871)
                                                                                   ---------         ---------
            Net  cash  provided  by  financing  activities                           151,048           199,287
                                                                                   ---------         ---------

    Increase  in  cash  and  cash  equivalents                                         2,670             5,082

    Cash  and  cash  equivalents,  beginning  of  period                              27,477            25,577
                                                                                   ---------         ---------

    Cash  and  cash  equivalents,  end  of  period                                 $  30,147         $  30,659
                                                                                   =========         =========

                                 See notes to consolidated financial statements.

                             THE CALDOR CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                           (Unaudited)


                                                              FOR THE THIRTY-NINE WEEKS ENDED:
                                                              --------------------------------
                                                           NOVEMBER 1, 1997      NOVEMBER 2, 1996
                                                           ----------------      ----------------

WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                      $  (1,364)            $  (3,592)
    Merchandise  inventories                                   (166,214)             (177,207)
    Prepaid  expenses  and  other  current  assets               (7,601)               (4,161)
    Assets held for disposal, net                                 8,177                25,265
    Refundable income taxes                                      13,040                 9,551
    Accounts  payable                                            89,890                97,287
    Accrued expenses                                            (13,069)               (1,316)
    Other  accrued  liabilities                                  (1,056)               (2,011)
    Other  assets  and  long-term  liabilities                   (2,857)                4,397
                                                              ---------             ---------
                                                              $ (81,054)            $ (51,787)
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

         With respect to the unaudited consolidated financial statements for the thirty-nine and thirteen weeks ended November 1, 1997 ("Third Quarter 1997"), it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

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

         On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment to the DIP Facility (the "Fourth Amendment") which extended the DIP Facility to June 15, 1998 (the "Extended DIP Facility"). The Extended DIP Facility provides for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million, divided into two (2) separate tranches consisting of (i) a post petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $200 million which principal amount may be borrowed, paid and reborrowed. In addition, the Extended DIP Facility provides for, among other things, a mandatory paydown of the aggregate principal amount of the outstanding loans (exclusive of letters of credit) to $165 million for a period of 15 consecutive business days during the period from December 15, 1997 through January 15, 1998, capital expenditures not to exceed $30 million through the fiscal year ending January 31, 1998 ("Fiscal Year 1997") and $16 million (subject to a $3 million increase if certain EBITDA projections are achieved) thereafter through the maturity date, revised EBITDA thresholds for the trailing four quarters for each of the fiscal quarters in Fiscal Year 1997 and for the fiscal quarter ending April 30, 1998 and revised monthly inventory amounts through June 15, 1998. The Extended DIP Facility provides that advances made
         (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of 1.0% per annum in excess of LIBOR. The Registrant incurred approximately $3 million in bank fees associated with the extension of the DIP Facility, which were paid in the second quarter of 1997. In all other material respects the DIP Facility remains unchanged. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of November 1, 1997, the Debtors had rejected the leases for 31 locations, assumed 17 real estate leases (seven of which were for stores opened prior to 1996, two were for warehouses and the balance were for stores that were opened in 1996), conditionally assumed one real estate lease and had reached agreement with landlords to terminate an additional seven leases without liability. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review.

         On September 18, 1997, the New York Stock Exchange announced that trading in the Company's Common Stock would be suspended immediately and application would be made to the Securities and Exchange Commission ("SEC") to delist the issue. On November 25, 1997, the SEC delisted the Company's Common Stock.

         Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


3.  RESTRICTED CASH

         As of November 1, 1997, the restricted cash balance of $1 million is being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company.

4.  LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                       November 1, 1997    February 1, 1997
                                       ----------------    ----------------

         Accounts payable                 $226,226            $226,506
         Term Loan                         187,469             191,100
         Real Estate Loan                   37,145              37,145
         Rejected leases and other
          miscellaneous claims             129,900             129,900
         Accrued expenses                   77,064              80,784
         Capital lease obligations          36,084              39,318
         Construction loan                  11,511              11,511
         Industrial revenue bonds
          and mortgage notes                 3,716               3,716
                                          --------            --------
              Total                       $709,115            $719,980


         Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The liability for rejected leases and other miscellaneous claims includes the Company's estimate of its liability for certain leases that have either been rejected or the Company anticipates rejecting. Liabilities subject to compromise were reduced by application of closing sale proceeds (of stores closed in 1996) to payment of the Term Loan, reclamation payments and amortization of capital lease obligations.



5.  REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirty-nine weeks ended November 1, 1997 and November 2, 1996:

                                               November 1, 1997     November 2, 1996
                                               ----------------     ----------------
         Retention costs                            $ 7,014              $ 7,891
         Professional fees                            6,146               11,344
         Other                                        3,289                6,186
                                                    -------              -------
          Total provision for reorganization        $16,449              $25,421


6.  INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has generated substantial net operating loss carryforwards as a result of the net losses incurred in 1995 and 1996. Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to fiscal 1997 losses. During 1997, the Company received federal income tax refunds recorded as refundable income taxes in the balance sheet at February 1, 1997. The Company recorded a tax provision of $0.3 million for certain state franchise and capital taxes in Third Quarter 1997.


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

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which is effective for the Company beginning with the fourth quarter of Fiscal Year 1997.
         SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No. 129.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with the fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company is currently evaluating the effects of this change on its financial statements.

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


RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the thirteen weeks ended November 1, 1997 and the thirteen weeks ended November 2, 1996 ("Third Quarter 1996"):

                                           November 1, 1997               November 2, 1996
                                         ---------------------        -----------------------
(dollars in thousands)                      $              %               $              %
---------------------------------------------------------------------------------------------

Net sales                                562,859         100.0          568,596         100.0
Cost of merchandise sold                 411,090          73.0          420,388          73.9
Gross margin                             151,769          27.0          148,208          26.1
Selling, general and
   administrative expenses               170,408          30.3          179,111          31.5
Interest expense, net                     11,537           2.1           11,176           2.0
Loss before reorganization items
   and income taxes                      (30,176)         (5.4)         (42,079)         (7.4)
Net loss                                 (35,091)         (6.2)         (47,960)         (8.4)

Net sales for Third Quarter 1997 were $562.9 million compared to $568.6 million for Third Quarter 1996, a decrease of $5.7 million, or 1.0%. This decrease was primarily due to the closing of four stores since the first quarter of 1997 partially offset by the sales from a new store opened in November 1996 and a 0.9% increase in comparable store sales.

Gross margin as a percentage of sales for Third Quarter 1997 increased by 0.9% to 27.0% from 26.1% in Third Quarter 1996 primarily due to reduced markdowns partially offset by lower overall initial markups. In Third Quarter 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. The Price Cut Program was not fully in place in time to have a significant impact on Third Quarter 1996 Gross

Margin. In the second quarter of 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities, paper products, film and cosmetics.

Selling, general and administrative expenses ("SG&A") as a percentage of sales for Third Quarter 1997 was 30.3% compared to 31.5% for Third Quarter 1996, a decrease of 1.2% or $8.7 million. The decrease was primarily due to the closing of stores since the prior period and a reduction of corporate overhead.

Interest expense, net, for Third Quarter 1997 increased by $0.4 million primarily due to an increase in average revolving credit borrowings and weighted average interest rates as compared to Third Quarter 1996. Average revolving credit borrowings were $227.3 million at a weighted average interest rate of 7.4% in Third Quarter 1997 compared to $192.0 million at a weighted average interest rate of 6.6% for Third Quarter 1996. The weighted average interest rate of the Term Loan was 6.5% in Third Quarter 1997 compared to 6.4% in Third Quarter 1996. As a percentage of sales, interest expense, net, for Third Quarter 1997 was 2.1% compared to 2.0% for Third Quarter 1996.

The Company did not record a tax benefit in Third Quarter 1997 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits. However, a provision of $0.3 million for certain state franchise and capital taxes has been recorded in Third Quarter 1997.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of retention costs and professional fees, were $4.6 million in Third Quarter 1997 compared to $5.9 million in Third Quarter 1996.

Results of operations expressed as a percentage of sales were as follows for the thirty-nine weeks ended November 1, 1997 ("Year-To-Date 1997") and the thirty-nine weeks ended November 2, 1996 ("Year-To-Date 1996"):

                                             November 1, 1997                November 2, 1996
                                        ------------------------          -----------------------
(dollars in thousands)                       $               %                $               %
-------------------------------------------------------------------------------------------------

Net sales                                1,686,645         100.0          1,759,368         100.0
Cost of merchandise sold                 1,233,288          73.1          1,295,282          73.6
Gross margin                               453,357          26.9            464,086          26.4
Selling, general and
  administrative expenses                  493,154          29.2            529,709          30.1
Interest expense, net                       32,884           1.9             28,617           1.6
Loss before reorganization items
  and income taxes                         (72,681)         (4.3)           (94,240)         (5.4)
Net loss                                   (89,430)         (5.3)          (119,661)         (6.8)


Net sales for Year-To-Date 1997 were $1,686.6 million compared to $1,759.4 million for Year-To-Date 1996, a decrease of $72.8 million or 4.1%. This decrease was primarily due to the closing of 16 stores since the first quarter of 1996 and a 2.7% decrease in comparable store sales partially offset by the sales from 7 new stores opened since mid-April 1996. The decrease in comparable store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of mid-week circulars, coupon sales and one-day sales events, unseasonably cool weather in the Northeast that negatively impacted the Company's sales of seasonal merchandise in the second quarter of 1997 and the intensely competitive retail environment. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long-term marketing strategy.

Gross margin as a percentage of sales for Year-To-Date 1997 increased by 0.5% to 26.9% from 26.4% for Year-To-Date 1996. The increase was primarily due to reduced markdowns, partially offset by lower overall initial markups as compared to Year-To-Date 1996 due to changes in the Company's marketing strategy, the Price Cut Program and an increase in the reserve for inventory shrinkage.

SG&A expenses as a percentage of sales for Year-To-Date 1997 was 29.2% compared to 30.1% for Year-To-Date 1996 a decrease of 0.9% or $36.6 million. This decrease was primarily attributable to store closings and initiatives to control and reduce SG&A adopted by the Company in the second quarter of 1996, including changes in marketing strategy, which have reduced advertising expenses, and a reduction of corporate overhead.

Interest expense, net, for Year-To-Date 1997 increased by $4.3 million primarily due to an increase in average revolving credit borrowings and an increase in weighted average interest rates. Average revolving credit borrowings were $210.3 million at a weighted average interest rate of 7.0% for Year-To-Date 1997 compared to $145.3 million at 6.6% for Year-To-Date 1996. The weighted average interest rate of the Term Loan was 6.5% for Year-To-Date 1997 compared to 6.3% for Year-To-Date 1996. As a percentage of sales, interest expense, net, for Year-To-Date 1997 was 1.9% compared to 1.6% for Year-To-Date 1996.

The Company did not record a tax benefit in Year-To-Date 1997 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits. However, a provision of $0.3 million for certain state franchise and capital taxes has been recorded for Year-To-Date 1997.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of retention costs and professional fees, were $16.4 million Year-To-Date 1997 compared to $25.4 million for Year-To-Date 1996.

FINANCIAL CONDITION

The Company's working capital as of November 1, 1997 decreased by $67.9 million from February 1, 1997. The Company received its income tax refund receivable reflected in the balance sheet at February 1, 1997. Accounts payable increased by $89.9 million primarily due to seasonal increases in inventory of $166.2 million. Accrued expenses decreased $13.1 million primarily due to payments made against certain accruals established at fiscal year-end 1996. Borrowings under the DIP Facility increased $147.2 million primarily due to the seasonal increases in inventory not financed by accounts payable, the decrease in accrued expenses, the net loss of $89.4 million incurred for Year-To-Date 1997, capital expenditures of $13.7 million and reorganization item payments of $13.9 million.

Net cash used in operating activities for Year-To-Date 1997 was $134.7 million. This use of cash for operating activities was primarily due to the Company's net loss of $89.4 million in Year-To-Date 1997, seasonal increases in inventory not financed by accounts payable and reorganization item payments of $13.9 million.

For Year-To-Date 1997, $13.7 million was spent for capital expenditures. The Company's capital expenditures for Fiscal Year 1997 are projected to be approximately $30 million to be used primarily for management information systems, store remodeling, distribution center and store upgrades and improvements.

The Company and its key vendors utilize software and related technologies that will be affected by the ability of these technologies to distinguish and properly process date sensitive information when the year changes to 2000. Many existing applications, as was common in the market place, were designed to only accommodate a two digit date position which represents the year. A review of the Company's and its key vendors' systems is currently under way to determine the scope and related costs of, and means to address, the Year 2000 issue in order to avoid material disruption to the Company. Although management believes that failure to address this issue in a timely manner could have a detrimental effect on the Company's results of operations, management believes that it will be able to take the necessary steps, including modification or replacement of its affected systems and collaboration with its vendors, to prevent material disruption. While this work is expected to involve significant costs, the Company believes that the total costs will not have a material adverse impact on its financial position or results of operations.

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

The Tranche A Banks and the Tranche B Banks were granted a lien on all of the assets of the Debtors and a super priority claim for all obligations of the Debtors arising under the Tranche A Facility and the Tranche B Facility, respectively. However, the claim of the Tranche B Banks is subordinate in priority to the claim of the Tranche A Banks. In addition, Chase, as agent, was granted a security interest in all of the shares of capital stock now or hereafter issued to the Registrant by certain of its subsidiaries. The pre-petition banks have been granted a security interest in all assets of the Debtors, subordinate to the security interests and liens thereon granted to the Tranche A Banks and the Tranche B Banks, subject to the conditions of the financing order of the Bankruptcy Court, dated October 17, 1995.

As of November 1, 1997, the outstanding borrowings under the Extended DIP Facility were $299.2 million and open letters of credit were $50.1 million.

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

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which is effective for the Company beginning with the fourth quarter of Fiscal Year 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by superseding and consolidating previously issued accounting standards. The financial statements of the Company are prepared in accordance with the requirements of SFAS No.
129.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with Fiscal Year 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company is currently evaluating the effects of this change on the Company's financial statements.

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


                                     The Caldor Corporation
                                          (Registrant)


Date:  December 16, 1997             By:  /s/ Warren D. Feldberg
       -----------------                  -------------------------------------
                                          Warren D. Feldberg
                                          Chairman, Chief Executive Officer and
                                          Director


Date:  December 16, 1997             By:   /s/ John G. Reen
       -----------------                  -------------------------------------
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