Form 10-K
period 1998-01-31
CALDOR CORP
filed 1998-04-30
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                         Commission file number 1-10745
                                                -------

                             THE CALDOR CORPORATION
                             ----------------------
    (Exact name of Registrant as specified in its charter)

          DELAWARE                                        06-1282044
          --------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   20 GLOVER AVENUE, NORWALK, CT                                     06856-5620
   -----------------------------                                     ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (203) 846-1641

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
-------------------
COMMON STOCK, $.01 PAR VALUE PER SHARE
COMMON STOCK PURCHASE RIGHTS


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value at April 15, 1998 of the Common Stock, based on the average bid and asked prices of such stock on the OTC Bulletin Board, held by non-affiliates of the Registrant was $10,756,031.

As of April 15, 1998, there were issued and outstanding 16,902,839 shares of Common Stock of the Registrant.

                       Documents incorporated by reference
                                      None

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         The Caldor Corporation (the "Registrant"), a Delaware corporation, and its subsidiaries (collectively, the "Company") operate a leading upscale discount retail chain offering a diverse line of branded and private-label merchandise, including hardline products such as housewares, electronics, furniture and toys and softline products such as apparel, shoes, jewelry, cosmetics and domestics. As of April 15, 1998, the Company operated 145 stores in nine East Coast and Mid-Atlantic states, including the key markets of Connecticut, New York City, Long Island, Westchester County, the Hudson River Valley of New York State, northern New Jersey and the greater Boston, Philadelphia and Baltimore areas. The Company's stores are located primarily in urban/suburban areas with high population densities. For further information, see "Item 2. Properties."

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

         The Company's future results are subject to substantial risks and uncertainties. As described below, the Company is presently operating its business as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a majority of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Selected Quarterly Data (Unaudited)" for additional information concerning quarterly results. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company has working capital needs which are currently funded largely through borrowings under the post-petition revolving credit and letter of credit facility (the "DIP Facility"). On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment to the DIP Facility which extended the DIP Facility to June 15, 1998 (the "Extended
DIP Facility"). The Extended DIP Facility contains financial and other covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, pay dividends on or repurchase shares of capital stock, and make certain loans, investments or guarantees. Such restrictions may limit the Company's operating and financial flexibility. The Registrant has received a commitment (the "Commitment") from BankBoston, N. A. ("BBNA") to provide the Company with separate fully underwritten and committed senior secured $450 million guaranteed revolving credit facilities for debtor-in-possession financing (the "New DIP Facility") and exit financing (the "Exit Facility", and together with the New DIP
Facility, the "New Facilities"). The New DIP Facility will be used for the working capital and general business needs of the Company as well as to repay in full the Company's Extended DIP Facility. The Exit Facility will be used to provide for the working capital and general business needs of the reorganized Company beyond the effective date of a plan of reorganization (the "Effective Date") as well as to repay in full the New DIP Facility. For further information, see "Reorganization Case."

         References in this Annual Report on Form 10-K to a particular year mean the Company's fiscal year; e.g. references to 1997 mean the fiscal year ended January 31, 1998.

REORGANIZATION CASE

         On September 18, 1995, the Registrant and certain of its subsidiaries (collectively, the "Debtors" or the "Company") filed voluntary petitions (the "Filing") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or "Bankrupcy Code"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the U. S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to consolidated financial statements.

         In connection with the Filing, on October 17, 1995, the Bankruptcy Court entered a final order (the "Final Order") approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by The Chase Manhattan Bank ("Chase"). The DIP Facility amended and restated, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment to the DIP Facility which extended the DIP Facility to June 15, 1998. The Extended DIP Facility provides for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million, divided into two (2) separate tranches consisting of (i) a post petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $200 million which principal may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At January 31, 1998, the Borrowing Base was $217.4 million. The Extended DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. In addition, the Extended DIP Facility provides for, among other things, capital expenditures not to exceed $16 million from January 31, 1998 through the maturity date, revised earnings before interest, taxes, depreciation, amortization and reorganization items ("EBITDAR") thresholds for the fiscal quarter ending May 2, 1998 and revised monthly inventory amounts through June 15, 1998. The Company was in compliance with the financial covenants contained in the Extended DIP Facility at January 31, 1998.

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

     The Registrant has received the Commitment from BBNA to provide the Company with the separate fully underwritten and committed senior secured $450 million New Facilities. The New DIP Facility will be used for the working capital and general business needs of the Company as well as to repay in full the Company's Extended DIP Facility. The Exit Facility will be used to provide for the working capital and general business needs of the reorganized Company beyond the Effective Date as well as to repay in full the New DIP Facility. BBNA intends, with the Company's consent, to syndicate part of the New Facilities to other financial institutions (collectively, including BBNA, the "Lenders").

     BBNA's commitment to provide the New DIP Facility is subject to certain conditions precedent including approval by the Bankruptcy Court of the New DIP Facility. The New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the plan have been met. Among other things, the plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility no less than $60 million (EBITDAR for the 1997 fiscal year was $53.7 million), and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

     The New DIP Facility will terminate on the earlier of (i) the Effective Date or (ii) 18 months after the closing date for the New DIP Facility. The Exit Facility will terminate four years after the closing date of the New DIP Facility.

     The Company's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for the fiscal months of March through December of each year (the "Overadvance Rate") provided that the Overadvance Rate shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million(the "New DIP Facility Borrowing Base"). The Company's maximum borrowing under the Exit Facility may not exceed the lesser of
(a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

     The New Facilities have a sublimit of $150 million for the issuance of letters of credit. The New Facilities also contain restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

     Advances under the New Facilities will bear interest, at the Company's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.50% if the Company achieves certain specified EBITDAR levels.

     Under the New Facilities, the Company will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.625% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company will pay fees to BBNA of approximately $5.6 million. The Company will also pay BBNA an annual agency fee of $150,000.

     Obligations of the Company under the New DIP Facility will be granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in and liens upon all assets of the Company. Obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

         The United States Trustee for the Southern District of New York has appointed Official Committees ("Committees") of Unsecured Creditors and Equity Security Holders for the Chapter 11 case. The role of the Committees includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter 11 case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of their business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 case. The Debtors are required to pay certain expenses of the Committees and those of the Steering Committee of the banks participating in the Extended DIP Facility, including professional fees, to the extent allowed by the Bankruptcy Court.

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through September 1, 1998, and the period in which the Debtors can solicit acceptances for the plan of reorganization through October 30, 1998. The Debtors have distributed a term sheet and drafts of their proposed plan of reorganization and disclosure statement to the professionals representing the Debtors' Creditor, Bank and Equity Committees. The Debtors are negotiating the terms and timing of their emergence from Chapter 11 with these Committees. At this time, it is not expected that such a plan would provide for recovery by equity security holders.

         On September 18, 1997, the New York Stock Exchange suspended trading in the Company's Common Stock and, on November 25, 1997, the SEC delisted the Company's Common Stock. Subsequent to September 18, 1997, the Company's Common Stock has been traded on the "OTC Bulletin Board."

         On December 6, 1996 the Company presented its Five-Year Business Plan (the "Business Plan") to the Company's Creditor, Bank and Equity Committees setting forth its strategy to restore the Company to long-term profitability by raising customer satisfaction levels, revamping advertising programs, lowering everyday prices and focusing its promotional activity, narrowing and refocusing merchandise assortments, and implementing improved operating efficiencies and cost reductions. In order to raise customer satisfaction levels, the Company has focused on improving in-stocks and customer service by reducing levels of promotional activity combined with more efficient product flow as a result of its regionalized distribution network.

         The Company discontinued regular coupon sales and one-day sale events, reduced the number of circular pages and the number of promotional items in each circular and eliminated the distribution of midweek circulars, with the exception of selected weeks. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long term marketing strategy. In 1998, the Company plans to continue to reduce the number of circular pages and promotional items in order to reduce costs and improve in-stock positions. In order to draw more customers into its stores, the Company will focus on key items and categories through more compelling circulars that emphasize value, fashion and quality.

         In the third and fourth quarters of 1996, the Company introduced its Price Cut Program which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In 1997, the Company extended the Price Cut Program to basic apparel commodities, paper products, film and cosmetics. The Company believes that this will reinforce customers' perceptions of Caldor as an everyday fair price store. The Company plans to extend the Price Cut Program to other product categories. By lowering everyday prices on a variety of frequently purchased items, the Company has been able to stimulate regular priced business. The Company will continue to offer a broad range of products, but plans to prioritize the family apparel and fashion home categories that it believes differentiate the Company from the competition and appeal to its upscale core customer. In addition, the Company has examined each of its departments and has reallocated selling space to present a more focused value and quality message to its customers.

         The Company believes that the Business Plan sets forth a strategic direction to take advantage of its strengths and to improve key areas of its business. The Company will continue to review and refine the Business Plan.

         On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of Filing. The program provides for each reclamation vendor that extends mutually acceptable credit support to receive both a cash payment of up to 50% of its eligible reclamation claim and, subject to certain conditions, priority treatment for the remainder of its claim. Reclamation cash payments of $1.5 million and $11.6 million were made in 1997 and 1996, respectively. To the extent these payments exceed $10 million, the Debtors are required to apply such excess to pay down the Term Loan in an equivalent amount (up to $8.5 million). In 1997 and 1996, the Debtors had paid down $1.4 million per year of the Term Loan related to the reclamation program.

         Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Filing or the date on which the property is returned to the landlord. Forty-five of the Company's store leases, including three which were rejected in 1996, are guaranteed by the Company's former parent, The May Department Stores Company ("May Company"). In 1989 as part of its leveraged buyout from May Company, the Company agreed to indemnify May Company for any damages incurred by May Company under its guaranties. The Company's liability to May Company for amounts paid by May Company under its guaranties of these leases, if rejected, may not be limited under Section 502 of the Bankruptcy Code. As a pre-petition claim, however, this liability is subject to compromise and discharge. A landlord may also have a claim for unpaid pre-petition rent. As of April 15, 1998, the Debtors had rejected leases for 32 locations, assumed 17 real estate leases (two of which were for warehouses and the balance were for stores) and had reached agreements with landlords to terminate an additional seven leases, without liability. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores (as hereinafter defined), including three locations for which leases had been assumed (the "Previously Assumed Stores"). The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11 subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. The Company is required by an order of the Bankruptcy Court, subject to the right of both the Company and the applicable landlord to move to accelerate for due cause shown, to make a decision to assume or reject 39 leases by August 31, 1998 and the balance of real property leases on confirmation of its plan of reorganization. The Company is currently negotiating with landlords regarding rent reductions and lease restructurings.

         As part of the Company's ongoing review process, the Company identified, and on March 25, 1998 obtained Bankruptcy Court approval to close, 12 under-performing stores (the "Under-Performing Stores"). The Company completed a liquidation sale at one of the locations and has retained a liquidator who is currently conducting store closing sales at the other locations (the "Under-Performing Stores Sales"). The net proceeds of these sales will be placed in a segregated interest bearing account with Chase, in its capacity as agent under the Extended DIP Facility, pending agreement between the Company and the bank group concerning distribution of the proceeds.

         On March 12, 1997 the Bankruptcy Court approved the closing of 4 under-performing stores (the "1997 Closed Stores") and the Debtor's retention of a liquidator to conduct store closing sales (the "1997 Closing Sales"). These sales were completed and the stores were closed by the end of May 1997. Concurrently, the Company, the guarantors, and the bank group entered into an amendment (the "Third Amendment") to the Extended DIP Facility. Pursuant to the Third Amendment, all of the proceeds of the 1997 Closing Sales were applied to a prepayment of the Tranche B loans and the Tranche B facility commitment was reduced by such amount.

         On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores (the "1996 Closed Stores") and the Debtors' retention of a liquidator to conduct store closing sales (the "1996 Closing Sales"). These sales were completed and the stores were closed by the end of June 1996. On July 16, 1996, the Bankruptcy Court directed the application of the net proceeds of such 1996 Closing Sales to the payment of the Term Loan. The Company paid $2.2 million and $22.5 million to Chase, as agent for the Term Loan banks, in 1997 and 1996, respectively, for application to the Term Loan.

         The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review.

MERCHANDISING

         The Company seeks to position itself as an upscale discount store. To achieve this objective, the Company emphasizes quality and value in branded hardline and softline products, seeks to respond quickly to emerging fashion and product trends and has enhanced its softlines presentation and assortment. In the third and fourth quarters of 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In 1997, the Company extended the Price Cut Program to basic apparel commodities, paper products, film and cosmetics. The Company believes that this will reinforce customers' perceptions of Caldor as an everyday fair price store. The Company plans to extend the Price Cut Program to other product categories.

         The Company's stores feature nationally branded hardline and softline merchandise, including KitchenAid, Farberware, Nikko, Westpoint Stevens, Fieldcrest Cannon, SunBeam, Scotts, Fiesta, Rubbermaid, Springs, Sony, Braun, Wrangler, Hanes, Fruit of The Loom and Playtex. Softline sales and hardline sales as a percentage of total sales in 1997 were 39% and 61%, respectively. The Company's softline merchandise balances quality, fashion and price and its principal apparel lines consist of casual and weekend wear. Although the Company relies primarily on purchases from domestic resources, the Company's direct imports in 1997 totaled approximately 11% of total purchases.

STORES

         Management. The management of the Company's stores is regionalized in order to provide operational and merchandising assistance to the stores. Each of the Company's store managers reports to one of 12 district managers, who in turn report to one of two regional vice presidents. The districts are divided into two geographical regions, each of which is headed by a regional vice president who reports to the Senior Vice President - Stores. In addition, the store management team at the corporate level monitors store functions and attempts to implement improvements to enhance the efficiency and effectiveness of work processes.

         Prototype. From 1991 to 1996 the Company remodeled 31 stores. These remodeled stores feature a customer-friendly store format with upscale fixtures, bright color schemes, improved lighting, focal and impact areas (for electronics, jewelry, domestics and housewares) and wider aisles which are an integral part of the Company's customer-oriented strategy. In 1997, the Company remodeled two stores using an updated prototype that incorporated these features as well as an improved store lay-out. This includes a reallocation of selling space to reflect merchandise sales volume, better adjacencies, improved merchandise presentation and displays utilizing innovative fixturing, improved signing designed to more clearly identify specific as well as major categories of merchandise and a numbering system for its merchandise displays to help customers locate goods. The Company plans to remodel 5 stores in 1998. The Company also plans to continue to refine its model and to develop variations of its prototype for stores of different sizes.

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

MARKETING, ADVERTISING AND PROMOTION

         Color circulars are the primary components of the Company's advertising program. Circulars are distributed in major newspapers and by hand delivery in each of the Company's markets on every weekend of the year and selectively during midweek. These circulars generally range from 16 to 48 pages and average 28 pages. The Company has taken steps to better focus its advertising and reduce the number of items featured, which will also simplify ordering and store handling of merchandise. In 1998, the Company plans to continue to reduce the number of circular pages and the number of promotional items in order to reduce costs and improve in-stock positions. In order to draw more customers into its stores, the Company will focus on key item and categories through more compelling circulars that emphasize value, fashion and quality. The Company also participates with vendors in vendor-paid cooperative advertising. In 1997, 1996 and 1995, net advertising costs constituted approximately 2.4%, 2.7% and 2.5%, respectively, of the Company's total sales.

PURCHASING, DISTRIBUTION AND INVENTORY MANAGEMENT

         Merchandise is purchased, primarily through the Company's centralized buying organization, from over 3,000 manufacturers and suppliers. During 1997, the Company's top 25 domestic vendors accounted for approximately 27% of net purchases, and no one vendor accounted for more than 4%.

         The Company's distribution centers are located in North Bergen, New Jersey and Westfield, Massachusetts. In September 1996, the Company converted to a regionalized distribution network by closing its Newburgh, New York facility and opening a new facility in Westfield, Massachusetts. Under this new regionalized network, using automated sortation handling systems, each facility handles the full range of merchandise distribution for its respective region. The North Bergen facility was expanded in 1989 and upgraded in 1992. The Company has introduced a comprehensive warehouse management system to enhance merchandise receiving, inventory management and paperless processing in order to further increase efficiency and reduce overhead costs. The Company installed the system at the Westfield, Massachusetts distribution center in January 1998 and plans to complete implementation of the system at the North Bergen facility in August 1998.

COMPETITION

         The general merchandise discount retail business is highly competitive. The Company considers merchandise selection, quality, in-stock positions, pricing, store location, shopping environment, customer service and advertising to be the most significant competitive factors. Because of the broad range of merchandise sold, the Company, which on the basis of annual sales volume is the fourth largest discount department store chain in the U.S., competes with a variety of national, regional and local discounters, department stores, specialty stores and retail chains, some of which are larger and better capitalized than the Company. Among the Company's discount department store competitors are Bradlees Stores, Inc., Ames Department Stores, Inc., Kmart Corporation and Wal-Mart Stores, Inc. ("Wal-Mart"). In addition, Target Stores, a discount department store division of Dayton-Hudson Corporation, has recently opened stores in some of Caldor's market areas and plans to expand its presence in the Northeast. Wal-Mart has continued to open additional stores in Caldor's market areas. The Company's department store competitors include Sears, Roebuck and Co. and J. C. Penney Company, Inc. Competition will increase as competitors open additional stores in the Company's market areas and no assurance can be given that the Company's business and financial performance will not be adversely affected by future competitive pressures.


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

ASSOCIATES

         As of April 15, 1998, the Company and its subsidiaries employed approximately 22,000 Associates. Approximately 8,000 additional persons are employed temporarily during the Christmas season. Substantially all of the Company's retail store and distribution center Associates are represented by unions. The Company has never had a strike and believes that its relations with its Associates and their unions are good.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Sections of this Annual Report contain various forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company. These forward looking statements involve certain risks and uncertainties, and no assurance can be given that any of such matters will be realized. Actual results may differ materially from those contemplated by such forward looking statements. See Introduction, Competition and "Management's Discussion and Analysis - Statement Regarding Forward Looking Disclosures."

ITEM 2.  PROPERTIES

         As of April 15, 1998, the Company and its subsidiaries operated 145 stores in a corridor comprised of nine East Coast and Mid-Atlantic states. The Company's stores are located in well-established, high-traffic retail corridors, strip shopping centers and enclosed shopping malls, or operate as free-standing units, primarily in or near densely populated urban and suburban locations. The Company's stores average approximately 100,400 square feet. Approximately 75% of the square footage is used as selling space and the remainder is used for merchandise processing, temporary storage and store administration.

         As of April 15, 1998, the Company operated stores in the following states: Connecticut (30), Delaware (3), Maryland (8), Massachusetts (22), New Hampshire (1), New Jersey (26), New York (43), Pennsylvania (10), and Rhode Island (2).

         The Company owns nine stores (five of which include land and building, and four, the building only) and its MIS facility in Trumbull, Connecticut and has construction loans on two store locations (including the owned Silver Spring, Maryland store to be closed in 1998), with the remainder of its facilities operated under predominantly long-term leases. The typical store lease has an initial term of 20 years, with renewal options between 10 and 30 years, exercisable at the Company's option. The Company leases a 649,521 square foot distribution center in Westfield, Massachusetts with an option to add up to 350,500 square feet to the facility. The Company leases a 616,000 square foot distribution center and a 235,000 square foot warehouse located in North Bergen, New Jersey. For further information, see "Item 1. Business--Purchasing, Distribution and Inventory Management." The Company also leases its corporate headquarters located in Norwalk, Connecticut and an administrative facility located in North Ridgeville, Ohio. All of these facilities have leases with terms subject to renewal by the Company. The Company sublets its excess land parcels and retail space to generate additional revenue. All of the properties and assets of the Company currently are subject to security interests and liens under the Company's various credit facilities. In addition, one of the Company's store locations is subject to a mortgage and another store location is subject to an industrial revenue bond. For further information, see "Item 1. Business--Reorganization Case."

         On March 25, 1998, the Company obtained Bankruptcy Court approval to close the twelve Under-Performing Stores, consisting of all of the Company's seven stores in the Washington, D.C. market, two stores in the Baltimore market, two stores in the Albany, New York market and one store in the Long Island, New York market. One of the Under-Performing Stores has been closed and store closing sales are being conducted currently at the other Under-Performing Stores by a liquidator retained by the Company. The four 1997 Closed Stores consisted of two stores in the New York City market; one store in Massachusetts; and one store in Rhode Island. In 1996, the Company closed the twelve 1996 Closed Stores. The Company did not open any stores in 1997. In 1996, the Company opened seven new stores.

         As of April 15, 1998, the Debtors had rejected leases for 32 locations, assumed 17 real estate leases (two of which were for warehouses and the balance were for stores) and reached agreements with landlords to terminate an additional seven leases without liability. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores, including three Previously Assumed Stores. The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11 subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. For further information regarding "assumption" and "rejection," see "Item 3. Legal Proceedings--Commencement of Chapter 11 Cases -- Chapter 11 Reorganization Under the Bankruptcy Code."

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

         An Official Unsecured Creditors' Committee and an Official Committee of Equity Security Holders have been appointed by the United States Trustee and are acting in the Chapter 11 case of the Debtors. The Debtors are required to pay certain expenses of these committees and those of the Steering Committee of the banks participating in the Extended DIP Facility, including counsel, accountants' and financial advisors' fees to the extent allowed by the Bankruptcy Court.

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

         Pre-petition claims which were contingent or unliquidated at the commencement of the Chapter 11 cases are generally allowable against the Debtors in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. These claims, including, without limitation, those which arise in connection with the rejection of executory contracts, including leases, are expected to be substantial. The Company has established a reserve approximating what the Company believes will be its liability under these claims. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing.

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

         Given the magnitude of the Debtors' operations and the number of interested parties asserting claims that must be resolved in the Chapter 11 case, the plan formulation process is complex. The Debtors currently retain the exclusive right to propose and solicit acceptances of a plan or plans of reorganization until September 1, 1998 and October 30, 1998, respectively.

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

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of the Chapter 11 case on the business of the Company or on the interests of creditors. At this time, it is not expected that such a plan would provide for recovery by equity security holders.

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

OTHER PENDING LEGAL PROCEEDINGS: CLASS ACTIONS

         On or about September 13, 1995, a class action complaint was filed in the United States District Court for the District of Connecticut (the "Connecticut District Court") by Joel A. Gerber (the "Gerber Action") against the Company and certain of its former officers and directors alleging violations of the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A second class action complaint was filed on or about September 21, 1995 in the Connecticut District Court against certain of the Company's former officers and directors (but not the Company) by Lawrence Cowit and others (the "Cowit Action"). A third class action complaint was filed by Dominic Pignetti (the "Pignetti Action") on or about October 27, 1995 in the Connecticut District Court against certain of the Company's former officers and directors (but not the Company). A fourth class action complaint was filed on or about November 30, 1995 in the Connecticut District Court by Ann V. Nelms and others (the "Nelms Action") against certain of the Company's former officers and directors (but not the Company).

         A consolidated amended complaint was served in the Gerber, Cowit and Nelms Actions on December 18, 1995 (the "Consolidated Action"). On the same date, a separate amended complaint was served in the Pignetti Action, which was not consolidated. The amended complaints in both actions assert claims only against certain of the Company's former officers and directors.

         The Consolidated Action seeks to recover damages on behalf of all persons who purchased the Company's common stock between February 6, 1995 and September 15, 1995. The amended complaint in the Consolidated Action alleges that the defendants made false statements in the Company's annual report and in the press regarding the Company's continued growth, alleged problems in its relationships with its factors and lenders, and the sufficiency of available financing to fund normal business operations and the Company's expansion plan, all in violation of the provisions of the Exchange Act.

         The Pignetti Action seeks to recover damages on behalf of all persons who purchased the Company's common stock between January 5, 1995 and September 15, 1995. The amended complaint in the Pignetti Action alleges that the defendants disseminated false and misleading information by misrepresenting the Company's financial condition and performance and its ability to finance its normal business operations and expansion plans, all in violation of the provisions of the Exchange Act. The amended complaint in the Pignetti Action also asserts claims for negligent misrepresentation and common law fraud, based upon the same allegations.

         Although the Company is not a named defendant in either the Consolidated Action or the Pignetti Action, a proof of claim was filed in the Chapter 11 case by the plaintiffs in the Consolidated Action. The amount of liability, if any, related to these actions is not presently determinable.

         On December 18, 1995, the Company commenced an adversary proceeding in the Bankruptcy Court and brought on, by order to show cause, a motion for a preliminary injunction to stay proceedings in the Consolidated Action and the Pignetti Action. The Bankruptcy Court entered an order, dated February 7, 1997, granting the Company's motion for a preliminary injunction enjoining prosecution of the class actions until further order of the Bankruptcy Court. On or about February 24, 1998, the plaintiffs in the Consolidated Action filed a motion with the Bankruptcy Court seeking to vacate or modify the order granting the preliminary injunction. A hearing on the motion is presently scheduled to be held on May 12, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

         The Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol "CLD" until September 18, 1997, at which time it was suspended. On November 25, 1997, the SEC delisted the Company's Common Stock. Subsequent to September 18, 1997, the Company's stock has been traded on the "OTC Bulletin Board" under the symbol "CLDRQ." The high and low sales prices for the Company's Common Stock on the NYSE (until September 18, 1997) and the high and low bid prices on the OTC Bulletin Board thereafter for each of the quarters during 1997 and 1996 were as follows:


COMMON STOCK PRICE


                               First Quarter        Second Quarter      Third Quarter       Fourth Quarter
      1997                     -------------        --------------      -------------       --------------
              High                 2-1/2                 1-7/8              2                      3/4
              Low                  1-3/8                 1                    3/8                  1/4
      1996
              High                 4-3/4                 4-1/4              2-3/8                1-7/8
              Low                  2-7/8                 1-5/8              1-5/8                1


              As of April 15, 1998, the closing bid price on the OTC Bulletin Board was 5/8 and the approximate number of holders of the Company's Common Stock was 16,500. The Company has not paid, and has no current plans to pay in the foreseeable future, dividends on its Common Stock. As detailed in "Item 3. Legal Proceedings," the Debtors have filed for protection under Chapter 11 of the Bankruptcy Code and the Company is precluded from paying dividends until such cases have been concluded. The Extended DIP Facility and the New Facilities prohibit the declaration of cash dividends on the Company's Common Stock.

              The Debtors have distributed a term sheet and drafts of its proposed plan of reorganization and disclosure statement to the professionals representing the Debtors' Creditor, Bank and Equity Committees. The Debtors are negotiating the terms and timing of its emergence from Chapter 11 with these Committees. At this time it is not expected that such a plan would provide for recovery by equity security holders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

THE CALDOR CORPORATION AND SUBSIDIARIES
(in thousands, except per share data)

                                          1997               1996               1995              1994             1993
---------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Net sales                              $ 2,496,747        $ 2,602,456        $ 2,765,525        $2,748,634       $2,414,124
Cost of merchandise sold                 1,828,343          1,938,861          2,131,281         1,961,475        1,742,276
                                       ------------------------------------------------------------------------------------
Gross margin                               668,404            663,595            634,244           787,159          671,848
Selling, general and
     administrative expenses
     (net of depreciation and
       amortization)                       619,538            666,073            713,916           631,805          528,913
Depreciation and
     amortization                           51,209             54,594             59,894            45,819           39,851
Loss on disposition of property
     and equipment                             671                729              1,187             2,659              650
Interest expense, net                       43,864             39,502             40,973            34,948           34,904
                                       ------------------------------------------------------------------------------------
Earnings (loss) before
     reorganization items,
     income taxes, extraordinary
     items and cumulative effect
     of accounting changes                 (46,878)           (97,303)          (181,726)           71,928           67,530
Reorganization items                        84,931             87,522            170,731
                                       ------------------------------------------------------------------------------------
Earnings (loss) before
     income taxes, extraordinary
     items and cumulative effect
     of accounting changes                (131,809)          (184,825)          (352,457)           71,928           67,530
Income tax provision (benefit)                 800                500            (59,825)           27,569           26,152
                                       ------------------------------------------------------------------------------------
Earnings (loss) before
     extraordinary items and
     cumulative effect of
     accounting changes                   (132,609)          (185,325)          (292,632)           44,359           41,378
Extraordinary items                                                               (8,396)                            (5,378)
Cumulative effect of
    accounting changes                                                                                               (2,768)
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                    $  (132,609)       $  (185,325)       $  (301,028)       $   44,359       $   33,232
                                       ====================================================================================
EARNINGS (LOSS) PER SHARE(1):
Basic net earnings (loss)              $     (7.84)       $    (10.91)       $    (17.81)       $     2.68       $     2.04
Diluted earnings (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes                  $     (7.84)       $    (10.91)       $    (17.31)       $     2.65       $     2.50
                                       ------------------------------------------------------------------------------------
Diluted net earnings (loss)            $     (7.84)       $    (10.91)       $    (17.81)       $     2.65       $     2.01
                                       ------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Merchandise inventories                $   419,682        $   450,499        $   499,948        $  550,932       $  468,069
Working capital                             44,987            102,119            271,365            42,220           80,587
Total assets                               949,120          1,050,880          1,174,019         1,149,472        1,006,196
Long-term debt                              10,525             18,463              8,640           236,699          272,065
Liabilities subject to
   compromise                              729,039            719,980            783,102
Stockholders' equity (deficit)            (282,676)          (148,208)            37,208           337,166          291,757

(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and all prior year per share information has been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

RESULTS OF OPERATIONS

     The Company's fiscal year ends on the Saturday closest to January 31. References to 1997, 1996, and 1995 relate to the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Each of these fiscal years included 52 weeks except for 1995 which included 53 weeks. References to years relate to fiscal years rather than calendar years. The following table summarizes the Company's operating results for the years 1997, 1996 and 1995:

                                           1997                            1996                           1995
                                           ----                            ----                           ----
(dollars in thousands)                $                %            $                 %             $                %
------------------------------------------------------------------------------------------------------------------------
Net sales                         2,496,747          100.0       2,602,456          100.0       2,765,525          100.0
Cost of merchandise sold          1,828,343           73.2       1,938,861           74.5       2,131,281           77.1
Gross margin                        668,404           26.8         663,595           25.5         634,244           22.9
Selling, general and
   administrative expenses          670,747           26.9         720,667           27.7         773,810           28.0
Interest expense, net                43,864            1.8          39,502            1.5          40,973            1.5
Loss before reorganization
   items, income taxes and
   extraordinary item               (46,878)          (1.9)        (97,303)          (3.7)       (181,726)          (6.6)
Net loss                           (132,609)          (5.3)       (185,325)          (7.1)       (301,028)         (10.9)

1997 VS. 1996

     Net sales during 1997 decreased by 4.1% from 1996 due to the closing of 16 stores since the first quarter of 1996 (a $102.8 million reduction in sales) and a 2.1% decrease in comparable store sales, partly offset by sales from the opening of 7 new stores since mid-April 1996 (incremental sales of $48 million in 1997). The decrease in comparable store sales was primarily attributable to the intensely competitive retail environment, unseasonable weather in the Northeast that negatively impacted the Company's sales of seasonal merchandise and changes in the Company's marketing strategy including the discontinuance of one-day sales events, mid-week circulars in May 1996, and coupon sales. The Company made the determination that the discontinued marketing programs were neither profitable nor compatible with its long-term marketing strategy. Hardline sales, exclusive of the stores closed in 1997 and 1996, increased in 1997 primarily due to increased sales of consumables, electronics, housewares and toys. Sales of these items at regular prices have increased as a result of the Price Cut Program. Softline sales, exclusive of the stores closed in 1997 and 1996, decreased in 1997 mainly as a result of decreased sales of men's and boy's, children's and ready-to-wear merchandise.

     Gross margin as a percentage of sales increased to 26.8% for 1997 compared to 25.5% in 1996. The increase was primarily due to reduced markdowns, partially offset by lower overall initial markups as compared to 1996 due to the change in the Company's marketing strategy and the Price Cut Program. In the third quarter of 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced the Price Cut Program which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In the second quarter of 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities, paper products, film and cosmetics. The Company plans to extend the Price Cut Program to other product categories.

     Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 26.9% in 1997 from 27.7% in 1996, primarily attributable to store closings and initiatives to control and reduce SG&A. These initiatives, adopted by the Company in the second quarter of 1996, include changes in marketing strategy, which have reduced advertising expenses, and a reduction of corporate overhead. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

     Interest expense, net, increased in 1997 primarily due to an increase in average revolving credit borrowings and an increase in the related weighted average interest rates as compared to 1996. Average revolving credit borrowings were $210.5 million at a weighted average interest rate of 7.1% in 1997 compared to $151.8 million at 6.6% in 1996. The weighted average interest rate on the Term Loan was 6.5% in 1997 compared to 6.3% in 1996.

     The Company recorded reorganization charges of $84.9 million and $87.5 million in 1997 and 1996, respectively. The costs primarily include provisions of $70.5 million and $51.6 million in 1997 and 1996, respectively, related to the lease rejections and closings of locations, as well as the reduction to net realizable value of fixed assets in the closed stores. For further information, see "Item 2. Properties" and note 8 to consolidated financial statements.

     On March 25, 1998, the Company obtained Bankruptcy Court approval to close the Under-Performing Stores. The net proceeds of these liquidation sales will be placed in a segregated interest-bearing account with Chase, in its capacity as agent under the DIP Facility, pending agreement between the Company and the bank group concerning distribution of the proceeds. The Company closed four stores in 1997. The lease obligations and related reserves for closings include rejected real property leases and amounts for other executory contracts that have been identified for rejection pursuant to Bankruptcy Code and are reflected at estimated settlement amounts. The costs relating to these facilities closings are based on management's best estimates, however actual costs could differ from those presently recorded in the consolidated financial statements. Also included in reorganization costs are $1.7 million and $15.0 million related to employee retention plans and $5.3 million and $13.7 million in professional fees for 1997 and 1996, respectively. For further information, see note 8 to consolidated financial statements.

     The Company's effective income tax rate was 0.6% and 0.3% in 1997 and 1996, respectively. A provision of $0.8 million and $0.5 million for certain state franchise and capital taxes was recorded in 1997 and 1996, respectively. The Company did not record a tax benefit in 1997 or 1996 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

1996 VS. 1995

     Net sales during 1996 decreased by 5.9% from 1995 due to the closing of 12 stores in 1996 (a $115.5 million reduction in sales), a decrease in same store sales and one less week of sales, partly offset by sales from the opening of 10 new stores since July 1995 (incremental sales of $116.9 million in 1996). For 1996, same store sales decreased 5.3% on a comparable 52 week basis from 1995. The decrease in same store sales was primarily attributable to changes in the Company's marketing strategy, including the discontinuance of one-day sale events, mid-week circulars in May 1996 and coupon sales, as well as the intensely competitive retail environment. In addition, same store sales for the fiscal month of December were lower primarily due to five fewer Christmas shopping days and unseasonably warm weather in the Northeast. Hardline sales, exclusive of the 12 stores closed in 1996, decreased in 1996 primarily due to decreased sales of electronics, cameras, housewares and small electrical appliances. Softline sales, exclusive of the 12 stores closed in 1996, increased in 1996 mainly as a result of increased sales of ready-to-wear merchandise. Additionally, the Price Cut Program lowered everyday prices in the third and fourth quarters of 1996 on items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares.

     Gross margin as a percentage of sales increased to 25.5% for 1996 compared to 22.9% in 1995. The increase was mainly attributable to reduced promotional markdowns due to the change in the Company's marketing strategy, partly offset by an increase in the reserve for shrinkage. In addition, gross margin in 1995 included a provision for vendor claims estimated to result upon reconciliation of differences between pre-petition liabilities shown by the

Company and claims filed by creditors in connection with the Filing, and provision to cover anticipated losses on the liquidation of inventory. For further information, see note 7 to consolidated financial statements.

     Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 27.7% in 1996 from 28.0% in 1995, primarily attributable to store closings and initiatives to control and reduce SG&A adopted by the Company in the second quarter of 1996, including changes in marketing strategy, which have reduced advertising expenses, a reduction of corporate overhead and the discontinuance of additional accruals related to the pension plan.

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

     The Company recorded reorganization charges of $87.5 million and $170.7 million in 1996 and 1995, respectively. The costs primarily include provisions of $51.6 million and $143.7 million in 1996 and 1995, respectively, related to the lease rejections and closings of locations, as well as the reduction to net realizable value of fixed assets in the closed stores. For further information, see "Item 2. Properties" and note 8 to consolidated financial statements.

     The Company closed four stores in 1997 and 12 stores in 1996. The lease obligations and related reserves for closings include numerous real property leases rejected and amounts for other executory contracts that have been identified for rejection pursuant to the Bankruptcy Code and are reflected at estimated settlement amounts. The costs relating to these facilities closings are based on management's best estimates, however actual costs could differ from those presently recorded in the consolidated financial statements. Also included in reorganization costs are $15.0 million and $12.5 million related to employee retention plans and $13.7 million and $8.8 million in professional fees for 1996 and 1995, respectively. For further information, see note 8 to consolidated financial statements.

     The Company's effective income tax rate in 1996 was 0.3% primarily due to the non-recognition by the Company of deferred tax assets related to net operating loss carryforwards, other credit carryforwards and certain deductible temporary differences. A provision of $0.5 million for certain state franchise and capital taxes was recorded in 1996. The Company realized an income tax benefit of $59.8 million in 1995 as a result of the net losses incurred and the recognition by the Company of the reduction of previously recorded deferred income tax liabilities as well as the receipt by the Company of refunds of previously paid income taxes. The effective income tax rate in 1995 was (17.0)% primarily due to the non-recognition of operating loss carryforwards in 1995.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     The Company's working capital as of January 31, 1998 decreased by $57.1 million from February 1, 1997. This decrease was primarily due to increased borrowings under the Extended DIP Facility of $35.7 million, which resulted from a net loss of $132.6 million in 1997, capital expenditures of $29.5 million and reorganization item payments of $16.9 million. In addition, inventories decreased by $30.8 million, partly related to the Company's program to reduce inventories and due to the closure of certain stores. Refundable income taxes decreased by $13 million due to receipt of federal income tax refunds in 1997 and current maturities of long-term debt increased by $9.4 million due to the reclassification of the long-term portion of a construction loan related to the Silver Spring, Maryland store to be closed in 1998. These decreases were partially offset by a net increase in assets held for disposal of $21.9 million relating to assets of the Under-Performing Stores partly offset by liquidation sales of the assets of 1997 Closed Stores.

     The Company's working capital as of February 1, 1997 decreased by $169.2 million from February 3, 1996. This decrease was primarily due to increased borrowings under the DIP Facility of $112.0 million, which resulted from a net loss of $185.3 million in 1996, capital expenditures of $36.6 million, and reorganization item payments of $29.9 million. In addition, inventories decreased by $49.4 million, partly related to the Company's program to reduce inventories and due to the closure of certain stores. Assets held for disposal at year-end 1995 were liquidated through 1996 Closing Sales and the proceeds were applied to the Term Loan, contributing to a decrease in working capital. Refundable income taxes and deferred income taxes decreased by $9.0 million primarily due to the receipt of federal income tax refunds in 1996.

     Net cash used in operating activities for 1997 was $15.8 million. This use of cash for operating activities was primarily due to the Company's net loss of $132.6, a reduction in liabilities subject to compromise of $29 million and reorganization item payments of $16.9 million. The reduction in liabilities subject to compromise included application of the 1996 Closing Sales proceeds to the Term Loan, reclamation payments made to vendors, a reduction in the liability for vendor claims, payments for rent, real estate taxes and common area maintenance charges relating to assumed leases and normal amortization of capital lease obligations.

     Net cash used in operating activities for 1996 was $73.0 million as compared to net cash provided by operating activities of $93.2 million in 1995. This use of cash for operating activities in 1996 was primarily due to the Company's net loss of $185.3 million, a reduction in liabilities subject to compromise of $78.2 million and reorganization items of $29.9 million. The reduction of liabilities subject to compromise included application of the 1996 Closing Sales proceeds to the Term Loan, reclamation payments made to vendors, a reduction in the liability for vendor claims, payments for sales and use tax, the refinancing of the loan related to the Silver Spring, Maryland store, and normal amortization of capital lease obligations.

     Capital expenditures of $29.5 million in 1997 were primarily for management information systems (mostly related to the implementation of warehouse management systems at the distribution centers and for merchandising systems) and store remodels. Capital expenditures of $36.6 million in 1996 were primarily for conversion to a regionalized distribution network (which included opening a new facility in Westfield, Massachusetts and updating the facility in North Bergen, New Jersey to accommodate regionalization) and for costs associated with opening new stores. Capital expenditures of $81.1 million in 1995 primarily represented costs associated with opening new stores. The Company opened three new stores in 1995 and seven new stores in 1996. The decrease in capital expenditures in 1996 as compared to 1995 was due to a substantial portion of the expenditures related to the stores that opened in 1996 being incurred in 1995. In 1995, the Company utilized construction loans to build two of its new store locations. The Company's capital expenditures for 1998 are projected to be approximately $34 million to be used primarily for management information systems (approximately $15.0 million), store remodeling (approximately $10.0 million) and distribution center and store upgrades and improvements (approximately $9.0 million).

     The Company and its key vendors utilize software and related technologies that will be affected by the ability of these technologies to distinguish and properly process date-sensitive information when the year changes to 2000. Many existing applications, as was common in the market place, were designed to only accommodate a two-digit date position which represents the year. The Company's program to address the Year 2000 issue (the "Year 2000 Program") is currently underway and the Company has identified significant systems requiring modification or replacement to ensure Year 2000 compliance. In addition, the Company is initiating communication with its key external suppliers of goods and services in order to assess their assurance efforts and the Company's exposure to them.

     The Company currently estimates expenditures for the Year 2000 Program to be approximately $7 million for modification and remediation of existing software, being expensed as incurred. The costs of the Year 2000 Program are based on management's current best estimates, including the continued availability of resources and third party modification plans. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company's operations rely will be timely converted and that the lack of such timely conversion would not have an adverse effect on the Company's operations.

     On October 17, 1995, the Bankruptcy Court entered a final order approving the DIP Facility as provided under the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995, among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and a bank group led by Chase. The DIP Facility amended and restated, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment which extended the DIP Facility to June 15, 1998. Pursuant to the terms of the Extended DIP Facility, the bank group has made available to the Registrant an aggregate principal amount of up to $450 million consisting of (i) up to $250 million under the Tranche A Facility and (ii) $200 million under the Tranche B Facility which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At January 31, 1998, the Borrowing Base was $217.4 million. The Extended DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. Borrowings under the Extended DIP Facility may be used to fund working capital and inventory purchases and for other general corporate purposes. The Extended DIP Facility provides for, among other things, capital expenditures not to exceed $16 million from January 31, 1998 through the maturity date and revised EBITDAR thresholds for the fiscal quarter ending May 2, 1998. The Extended DIP Facility also contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends. The Company was in compliance with the financial covenants contained in the Extended DIP Facility at January 31, 1998.

     The Extended DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of Chase's Alternative Base Rate ("ABR"), or, at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, at a rate of 1.0% per annum in excess of LIBOR. The Registrant incurred approximately $3 million in bank fees associated with the extension of the DIP Facility, which were paid in 1997.

     Under the Tranche A Facility, the Company pays a commitment fee of 0.5% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. Under the Tranche B Facility, the Company pays a commitment fee of 0.3125% per annum on the unused portion thereof, a letter of credit fee equal to 0.75% per annum of average outstanding letters of credit and certain other fees. Commitment fees were approximately $0.9 million and $1.2 million in 1997 and 1996, respectively. Letter of credit fees were approximately $0.7 million, $0.5 million and $0.4 million in 1997, 1996 and 1995, respectively. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility.

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

     As of January 31, 1998, the outstanding borrowings under the Extended DIP Facility were $187.7 million and open letters of credit were $61.8 million. In addition, the Company had outstanding borrowings of $187.5 million and $191.1 million on its Term Loan as of January 31, 1998 and February 1, 1997, respectively. The Term Loan was reduced by application of the net proceeds of the Closing Sales of $2.2 million and $22.5 million in 1997 and 1996, respectively. The Term Loan was also reduced by $1.4 million per year in payments related to the reclamation program in 1997 and 1996. The borrowings outstanding under the Term Loan have been classified as liabilities subject to compromise in the consolidated balance sheets (see note 6 to consolidated financial statements).

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

     The Company borrowed $10.9 million in 1996 under a construction loan relating to the Silver Spring, Maryland store. The proceeds of this loan were used to refinance an existing construction loan and for capital expenditures for such store. As of January 31, 1998, the outstanding borrowings under this loan were $9.9 million and bore interest at a rate of 1.75% per annum in excess of LIBOR. On March 25, 1998, the Company obtained Bankruptcy Court approval to close this store.

     The Registrant has received the Commitment from BBNA to provide the Company with the separate fully underwritten and committed senior secured $450 million New Facilities. The New DIP Facility will be used for the working capital and general business needs of the Company as well as to repay in full the Company's Extended DIP Facility. The Exit Facility will be used to provide for the working capital and general business needs of the reorganized Company beyond the effective date of a plan of reorganization (the "Effective Date") as well as to repay in full the New DIP Facility. BBNA intends, with the Company's consent, to syndicate part of the New Facilities to other Lenders.

     BBNA's commitment to provide the New DIP Facility is subject to certain conditions precedent including approval by the Bankruptcy Court of the New DIP Facility. The New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the plan have been met. Among other things, the plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility no less than $60 million (EBITDAR for the 1997 fiscal year was $53.7 million), and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

     The New DIP Facility will terminate on the earlier of (i) the Effective Date or (ii) 18 months after the closing date for the New DIP Facility. The Exit Facility will terminate four years after the closing date of the New DIP Facility.

     The Company's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for the fiscal months of March through December of each year (the "Overadvance Rate") provided that the Overadvance Rate shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base").
The Company's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii)
80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the
"Exit Facility Borrowing Base").

     The New Facilities have a sublimit of $150 million for the issuance of letters of credit. The New Facilities also contain restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

     Advances under the New Facilities will bear interest, at the Company's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.50% if the Company achieves certain specified EBITDAR levels.

     Under the New Facilities, the Company will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.625% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company will pay fees to BBNA of approximately $5.6 million. The Company will also pay BBNA an annual agency fee of $150,000.

     Obligations of the Company under the New DIP Facility will be granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in and liens upon all assets of the Company. Obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

     The Company believes that cash on hand, amounts available under the New DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements through emergence from Chapter 11. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

     In August 1995, the Company entered into the Real Estate Loan with Chase consisting of a $37.1 million non-amortizing term loan. The borrowing is secured by mortgages on certain real estate. The outstanding borrowings of $37.1 million for 1997, 1996 and 1995 have been classified as liabilities subject to compromise in the consolidated balance sheets (see note 6 to consolidated financial statements).

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the

Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of such case on the business of the Company or on the interests of creditors and stockholders. The Debtors have distributed a term sheet and drafts of its proposed plan of reorganization and disclosure statement to the Debtors' Creditor, Bank and Equity Committees. The Debtors are negotiating the terms and timing of its emergence from Chapter 11 with these Committees. While no plan of reorganization has been proposed, it is not expected that such a plan would provide for recovery by equity security holders.

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

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the SEC (including the Annual Report on Form 10-K) may contain statements that are not historical facts, so-called "forward-looking statements", which involve risks and uncertainties. In particular, statements in "Item 1. Business" related to the Company's business strategies and the Company's ability to compete, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditures requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time-to-time in the Company's filings with the SEC. The Company assumes no obligation to update or revise any such forward-looking statements, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

     The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company may be adversely affected as competitors open additional stores in the Company's market areas. The Company has working capital needs which are expected to be funded largely through borrowings under the Extended DIP Facility and the New DIP Facility. The Extended DIP Facility and the New Facilities contain restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, limitations on capital expenditures, capital leases and annual rents, the sale of assets and the maintenance of minimum earnings before interest, taxes, depreciation, amortization, and reorganization items, the maintenance of inventory levels, and a prohibition on the payment of dividends. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Item 1. Business--Reorganization Case."

SEASONALITY

     The Company's business is highly seasonal with a major portion of its annual sales occurring in the fourth quarter of the year due to increased customer buying during the Christmas selling season. As a result, the Company's operating earnings have historically been concentrated in the fourth quarter. In 1997 and 1996, approximately 32% of the Company's total sales were recorded in the fourth quarter of each year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company is currently evaluating the impact of this statement on its financial statements.

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

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective beginning with Fiscal Year 1998. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, but does not change the existing measurement or recognition provisions of previous standards. The Company is currently evaluating the effects of this change on its financial statement disclosures.

SELECTED QUARTERLY DATA (UNAUDITED)

            The following quarterly results are determined in accordance with the same accounting policies used for the annual information, including certain items based upon estimates for the entire year:

----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)    First            Second            Third             Fourth             Year
----------------------------------------------------------------------------------------------------------------------------
1997
Net sales                               $   525,635       $   598,151       $   562,859       $   810,102         $2,496,747
Gross margin (LIFO)                         140,438           161,150           151,769           215,047            668,404
Selling, general and
administrative expenses                     160,088           162,658           170,408           177,593            670,747
Reorganization items                          6,274             5,560             4,615            68,482(1)          84,931
Net loss                                    (36,315)          (18,024)          (35,091)          (43,179)          (132,609)

PER SHARE AMOUNTS(4):
Basic and diluted loss per share        $     (2.14)      $     (1.07)      $     (2.08)      $     (2.55)        $    (7.84)
                                        ------------------------------------------------------------------------------------

Weighted average number of
  shares used in computing basic
  and diluted net loss per share             16,936            16,903            16,903            16,903              16,911

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)     First             Second            Third                Fourth               Year
------------------------------------------------------------------------------------------------------------------------------------
1996
Net sales                                 $   568,560       $   622,212       $   568,596          $   843,088          $ 2,602,456
Gross margin (LIFO)                           145,055           170,823           148,208(2)           199,509              663,595
Selling, general and
  administrative expenses                     171,179           179,419           179,111              190,958              720,667
Reorganization items                            8,761            10,779             5,881               62,101(3)            87,522
Net loss                                      (43,281)          (28,420)          (47,960)             (65,664)            (185,325)

PER SHARE AMOUNTS(4):
Basic and diluted loss per share          $     (2.57)      $     (1.67)      $     (2.81)         $     (3.86)         $    (10.91)
                                          ------------------------------------------------------------------------------------------

Weighted average number of
  shares used in computing basic
  and diluted net loss per share               16,857            17,012            17,062               17,046               16,994

               (1) The 1997 fourth quarter reorganization items included $38.0 million for lease rejection obligations, $32.5 million of provisions for closed stores, and a $5.6 million reduction to the Employee Retention Plan accrual.

               (2) The 1996 third quarter gross margin includes a $15 million reduction in the provision for vendor claims that was recorded during 1995. In addition, the Company has refined its practice of capitalizing certain costs in inventory, resulting in additional cost of merchandise sold, of approximately $13 million upon liquidation of such inventory.

               (3) The 1996 fourth quarter reorganization items included $30.8 million of provisions for closed stores, $20.8 million for lease rejection obligations, $7.2 million for the Employee Retention Plan and $2.4 million for professional fees.

               (4) In the fourth quarter of 1997, the Company adopted SFAS No.
128. All previously reported share and per share information has been restated. The sum of the quarterly per share data may not equal the annual amounts due to changes in the weighted average shares and share equivalents outstanding.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
---------------------------------------------------

            See the consolidated financial statements of The Caldor Corporation and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14 of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------
            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors as of April 29, 1998:

       Name                        Age            Election        Position
       ----                        ---            --------        --------
Warren D. Feldberg(1)              48              1996           Chairman and Chief Executive Officer
John G. Reen                       48              1996           Executive Vice President,
                                                                   Chief Financial Officer and Director
Bruce Carswell(2)                  68              1994           Director
Steven M. Friedman(1)(3)           43              1989           Director
Verna K. Gibson(4)                 55              1991           Director
William F. Glavin(4)(5)            66              1991           Director

(1)    Member of the Executive Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors (the "Compensation Committee").
(3) Chairman of the Audit Committee of the Board of Directors (the "Audit Committee").
(4)    Member of the Audit Committee.
(5)    Chairman of the Compensation Committee.

Executive officers as of April 29, 1998:

         Name                      Age                        Positions
         ----                      ---                        ---------
Warren D. Feldberg                 48            Chairman and Chief Executive Officer
John G. Reen                       48            Executive Vice President and Chief Financial Officer
Elliott J. Kerbis                  45            Executive Vice President-General Merchandise Manager-Hardlines
Dennis M. Lee                      48            Executive Vice President-Human Resources and Merchandise
                                                     Logistics
James E. Fothergill                46            Senior Vice President-Human Resources
Bennett S. Gross                   46            Senior Vice President-General Counsel and Secretary
Gary A. Maxwell                    36            Senior Vice President-Merchandise Distribution and
                                                     Replenishment
Mark E. Minsky                     48            Senior Vice President-General Merchandise Manager-Softlines
Daniel C. O'Harra                  47            Senior Vice President-Operations
John A. Polizzi                    51            Senior Vice President - Management Information Systems
Edward F. Sadler                   53            Senior Vice President - Stores
Susan V. Sprunk                    56            Senior Vice President-Marketing
John Tempesta                      49            Senior Vice President-Distribution and Logistics
Brian Woolf                        49            Senior Vice President-General Merchandise Manager-Homelines
Daniel L. Anderton                 49            Vice President-Treasurer
Bruce A. Caldwell                  40            Vice President-Controller

Certain information concerning the directors and executive officers of the
Registrant:

      WARREN D. FELDBERG has been Chairman of the Board of Directors and Chief Executive Officer of the Registrant since January 1997. He was President and Chief Operating Officer of the Registrant and a director of the Registrant from April 1996 to January 1997. From 1991 to 1995, Mr. Feldberg was Chairman and Chief Executive Officer of Marshall's, a division of Melville Corporation ("Marshalls"). From December 1990 to October 1991, he served as President of Target Stores ("Target"), a division of Dayton Hudson Corporation ("Dayton Hudson"). From October 1988 to November 1990, he served as Executive Vice President, Merchandising of Target. From March 1988 to November 1988, he was Senior Vice President, General Merchandise Manager, Softlines of Target. From 1984 to 1988, Mr. Feldberg was Executive Vice President, Marketing of Lechmere, Inc., a division of Dayton Hudson. From 1976 to 1984, Mr. Feldberg held a variety of management positions with Bloomingdales, a division of Federated Department Stores ("Federated"). He is also a director of CompUSA, Inc.

      JOHN G. REEN has been Executive Vice President and Chief Financial Officer of the Registrant and a director of the Registrant since January 1996. From 1991 to 1995, Mr. Reen was Executive Vice President and Chief Financial Officer of Hills Department Stores ("Hills"). From 1979 to 1991, he held various positions including Vice President-Controller of Hills. Mr. Reen was also a director and Chairman of the Finance Committee of Hills from 1993 to 1995. In October 1993, Hills emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Hills had voluntarily filed a petition for reorganization under Chapter 11 in February 1991.

      BRUCE CARSWELL has been a consultant to GTE Corporation ("GTE") since April 1995. He was Senior Vice President of Human Resources and Administration of GTE from 1986 to March 1995, when he retired. He is a director of the Electronic Industries Association, the Electronic Industries Foundation ("EIF") and Cornell Center for Advanced Human Resources Studies (and its first Visiting CAHRS Executive). Mr. Carswell was appointed to the National Skill Standards Board by the Congress of the United States and currently is Vice Chairman.

      STEVEN M. FRIEDMAN was Chairman of the Board and Vice President of the Registrant from 1989 to 1991 and, prior thereto, in 1989, he was President of the Registrant. He was a director of Caldor, Inc. ("Caldor") from 1989 to 1993. Since January 1, 1994, Mr. Friedman has been a General Partner of Eos Partners, L.P. From 1988 to 1993, he was a General Partner of Odyssey Partners, L.P. ("Odyssey"). From 1983 to 1988, he was a principal of Odyssey. He is also a director of Eagle Food Centers, Inc.

      VERNA K. GIBSON has been a consultant since 1994 to Retail Options, a business advisory firm founded in June 1993, and has been a retail industry consultant and President of Outlook Consulting, Inc. since 1991. From 1994 to 1997 she served as Chairman of the Board of Petrie Retail, Inc. ("Petrie"). Petrie filed a voluntary petition for reorganization under Chapter 11 in October 1995. From 1985 to 1991, she was President of The Limited Stores, Inc. and was a director of the Federal Reserve Board, Cleveland, Ohio, for six years ending December 31, 1993. Ms. Gibson is currently a director of Today's Man, Inc., Chico's FAS Inc. and Mother's Work, Inc.

      WILLIAM F. GLAVIN has been President Emeritus of Babson College (Wellesley, Mass.) since June 1997. From 1989 to May 1997, he was President of Babson College. From 1985 to 1989, he was Vice Chairman of Xerox Corporation. He is also a director of Reebok International Ltd., INCO Limited and John Hancock Mutual Funds, Inc.

      ELLIOTT J. KERBIS has been Executive Vice President-General Merchandise Manager-Hardlines of the Registrant since January 1996. He was Senior Vice President-General Merchandise Manager-Hardlines for the Registrant and its predecessors from March 1987 to January 1996. From 1985 to 1987, he was Group Vice President with Macy's New York, Inc.

      DENNIS M. LEE has been Executive Vice President-Human Resources and Merchandise Logistics of the Registrant since January 1997. He was Executive Vice President-Human Resources and Merchandise Distribution and Replenishment of the Registrant from January 1996 to January 1997. He was Senior Vice President-Human Resources and Merchandise Distribution and Replenishment of the Registrant from May 1994 to January 1996. He was Senior Vice President-Human Resources of the Registrant and its predecessors since 1987. From 1985 to 1987, he was Vice President, Executive Development for May Company.

      JAMES E. FOTHERGILL has been Senior Vice President-Human Resources of the Registrant since January 1997. He was Vice President-Human Resources of the Registrant from May 1994 to January 1997. From February 1986 to May 1994, he held various positions with the Registrant, including Vice President-Organizational Planning, Field Personnel and Special Businesses.

      BENNETT S. GROSS has been Senior Vice President-General Counsel of the Registrant since January 1997 and Secretary of the Registrant since February 1996. He was Vice President-General Counsel of the Registrant and its predecessors from May 1993 to January 1997. He held various positions, including Vice President-General Attorney, with R.H. Macy & Co., Inc. from 1985 to May 1993, prior to which he was an Associate with the law firm of Weil, Gotshal & Manges.

      GARY A. MAXWELL has been Senior Vice President-Merchandise Distribution and Replenishment of the Registrant since January 1997. Previously, he was Vice President-Merchandise Distribution and Replenishment of the Registrant from January 1994 to January 1997. From June 1993 to January 1994, he was Vice President-Merchandise Planning and Control of the Registrant. From May 1990 to June 1993, he was a Consultant for Webb and Shirley, a department of KPMG Peat Marwick LLP.

      MARK E. MINSKY has been Senior Vice President-General Merchandise Manager-Softlines of the Registrant and its predecessors since July 1992. Previously, he was Operating Vice President, Divisional Merchandise Manager-Ready to Wear of Caldor from 1991 to July 1992. From 1985 to 1991, he was Operating Vice President, Divisional Merchandise Manager-Jewelry, Accessories and Intimate Apparel of Caldor.

      DANIEL C. O'HARRA has been Senior Vice President-Operations of the Registrant and its predecessors since 1987. From 1985 to 1987, he was Senior Vice President-Facilities Management of Caldor.

      JOHN A. POLIZZI has been Senior Vice President-Management Information Systems of the Registrant since April 1997. He was Senior Vice President of Horace Small Apparel Company from April 1996 to April 1997. From October 1994 to April 1996, he was Operating Vice President-Management Information Systems of the Registrant. From November 1993 to October 1994, he was Senior Director-Management Information Systems of Finast Supermarkets Inc. From July 1993 to November 1993, he was Project Executive of International Business Machines Corporation's ISSC Division. From August 1990 to July 1993, he was Director-Management Information Systems Applications of Rite Aid Corporation.

      EDWARD F. SADLER has been Senior Vice President-Stores of the Registrant since May 1997. Previously, he was Regional Vice President-Stores of the Registrant from June 1995 until May 1997. From 1976 to February 1995, he held various positions with Target, including Vice President-Store Operations, Regional Merchandise Manager and District Manager.

      SUSAN V. SPRUNK has been Senior Vice President-Marketing of the Registrant since August 1996. Previously, she was Vice President-Marketing of Hills from November 1993 to August 1996. From 1983 to 1993, she held a number of positions with Mervyn's, a division of Dayton Hudson, including Vice President-Sales Promotion.

      JOHN TEMPESTA has been Senior Vice President-Distribution and Logistics of the Registrant since November 1993. From 1988 to 1993, he was Senior Vice President-Operations of Chadwicks of Boston, and from 1983 to 1988 he was Senior Vice President-Operations of Filene's Basement.

      BRIAN WOOLF has been Senior Vice President-General Merchandise Manager-Homelines of the Registrant since May 1996. From March 1995 to February 1996, he was Vice President-General Merchandise Manager-Women's Ready-to-Wear of Marshall's. From 1988 to 1995, he was Senior Vice President-General Merchandise Manager of Lazarus, a department store division of Federated.

      DANIEL L. ANDERTON has been Vice President-Treasurer of the Registrant since June 1997. From May 1996 to June 1997, he was Vice President-Treasurer of Petrie. From July 1995 to May 1996, he was principal of RM Outsourcing Company. He held various positions, including Assistant Treasurer, with Crystal Brands, Inc., from 1985 to July 1995.

      BRUCE A. CALDWELL has been Vice President-Controller of the Registrant since February 1997 and was Vice President-Treasurer of the Registrant from February 1996 to February 1997. He held various positions, including Vice President-Treasurer, with Hills from 1987 to February 1996.

      Pursuant to Section 16 of the Exchange Act, officers, directors and holders of more that 10% of the outstanding shares of the Registrant's Common Stock are required to file periodic reports of their ownership of, and transactions involving, the Registrant's Common Stock with the SEC. Based solely on its review of copies of such reports received by the Registrant or written representations from certain reporting persons that no Annual Statement of Changes in Beneficial Ownership on Form 5 was required for those persons, the Registrant believes that its reporting persons have complied with all Section 16 filing requirements applicable to them with respect to the Registrant's fiscal year ended January 31, 1997, except the failure by Mr. Glavin to file a Statement of Changes in Beneficial Ownership on Form 4 (which transaction was reported in his Form 5 for 1997).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY OF CASH AND CERTAIN OTHER INFORMATION. The following table shows, for the fiscal years ended 1997, 1996 and 1995, the compensation paid or accrued by the Registrant and its subsidiaries to those persons who were at January 31, 1998 (i) the persons who served as Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Registrant (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                        ANNUAL                     ----------------------
                                                    COMPENSATION (1)           RESTRICTED           SECURITIES
NAME & PRINCIPAL                  FISCAL       ------------------------          STOCK              UNDERLYING       ALL OTHER
POSITION                           YEAR        SALARY (2)         BONUS          AWARDS            OPTIONS/SARs    COMPENSATION
-------------------------------------------------------------------------------------------------------------------------------
Warren D. Feldberg                 1997        $950,000        $450,000             .--                  --        $  2,000(3)
 Chairman and Chief                1996         681,923         405,000         120,621(4)               --         796,731(5)
 Executive Officer (6)

John G. Reen                       1997         517,500         206,250              --                  --          14,985(7)
 Executive Vice President          1996         472,500         145,500              --                  --         219,108(8)
 and Chief Financial               1995           5,308              --              --                  --              --
 Officer (9)

Dennis M. Lee                      1997         395,000         129,874              --                  --           6,924(10)
 Executive Vice President-         1996         371,618         112,500          50,928(4)               --           1,875(3)
 Human Resources and               1995         330,370          50,160         417,994(11)          20,000           1,875(3)
 Merchandise Logistics (12)

Elliott J. Kerbis                  1997         410,163         103,956              --                  --           4,664(10)
 Executive Vice President-         1996         401,674         121,530          52,404(4)               --           2,186(13)
 General Merchandise               1995         387,600          58,710         403,688(11)          20,000           1,889(13)
 Manager-Hardlines(14)

Susan V. Sprunk                    1997         346,666         102,647              --                  --         250,854(15)
 Senior Vice President-            1996         125,000              --              --                  --          92,849(16)
 Marketing (17)

---------------------

1. Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for any of the Named Officers.
2. The table reflects salary paid or deferred during the respective fiscal years shown.
3.    Consists of matching contribution credited to the 401(k) plan.

4. Consists of 30,634, 13,309 and 12,934 shares of restricted stock for Messrs. Feldberg, Kerbis and Lee, respectively. These restricted stock awards vest the later of 3 years from the date of grant or 6 months following the date of reorganization. The value of the restricted stock awards at fiscal year end for Messrs. Feldberg, Kerbis and Lee was $16,274, $7,070 and $6,871, respectively. Amounts in the Restricted Stock Awards column reflect the value of the restricted stock awards at the date of grant.
5. Consists of $750,000 signing bonus and $46,731 relocation allowance paid to Mr. Feldberg.
6. Mr. Feldberg served as President and Chief Operating Officer of the Company from April 1996 to January 1997. Mr. Feldberg has been Chairman of the Board of Directors and Chief Executive Officer of the Company since January 31, 1997.
7. Consists of $2,000 matching contribution credited to the 401(k) plan, with the balance representing reimbursement of miscellaneous relocation expenses.
8. Consists of $200,000 relocation bonus and $19,108 relocation allowance paid to Mr. Reen.
9. Since January 1996 Mr. Reen has been Executive Vice President, Chief Financial Officer and Director of the Company.
10. Consists of $2,000 matching contribution credited to the 401(k) plan with the balance representing an increase in the executive's share of the cash value of the split dollar plan.
11. Consists of 21,530 and 22,293 shares of restricted stock for Messrs. Kerbis and Lee, respectively. These restricted stock awards vest one-third on each of the 3rd, 4th and 5th anniversaries of the grant date. The value of the restricted stock awards at fiscal year-end for Messrs. Kerbis and Lee was $11,438 and $11,843, respectively. Amounts in the Restricted Stock Awards column reflect the value of the restricted stock awards at the date of grant.
12. Since January 1997 Mr. Lee has been Executive Vice President-Human Resources and Merchandise Logistics. From January 1996 to January 1997 Mr. Lee was Executive Vice President-Human Resources and Merchandise Distribution and Replenishment. From May 1994 to January 1996 Mr. Lee was Senior Vice President-Human Resources and Merchandise Distribution and Replenishment.
13. Consists of $1,875 matching contribution credited to the 401(k) plan, with the balance representing an increase in the executive's share of the cash value of the split dollar plan.
14. Prior to January 1996 Mr. Kerbis was Senior Vice President-General Merchandise Manager-Hardlines.
15. Consists of $854 matching contribution credited to the 401(k) plan, with the balance representing a one-time payment to Ms. Sprunk.
16. Consists of an upfront bonus of $75,000 and reimbursement of relocation expenses of $17,849 paid to Ms. Sprunk.
17.   Since August 1996 Ms. Sprunk has been Senior Vice President-Marketing.

STOCK OPTIONS. During the 1997 fiscal year, there were no grants to Named Officers of stock options or of performance-based Stock Appreciation Rights ("SARs"). No stock option or SAR was exercised by a Named Officer during the 1997 fiscal year and no Named Officer held an unexercised stock option or SAR at the end of the 1997 fiscal year.

RETIREMENT AND CERTAIN OTHER BENEFIT PLANS

      The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's qualified defined benefit pension plan ("Caldor, Inc. Retirement Plan") as well as the Company's non-qualified supplemental pension plan ("Supplemental Executive Retirement Plan") based on covered compensation and years of service with the Company. All future benefits accruals for the Caldor, Inc. Retirement Plan and the Supplemental Executive Retirement Plan have been frozen as of July 31, 1996.

             Highest Average Annual
            Covered Compensation for                         Annual Benefits for Years of
            Consecutive 36 Months (1)                  Credited Service After January 1, 1990(2)
------------------------------------------        ---------------------------------------------------
                                                                     5 Years        10 Years
                                                                     --------       --------
                      $   100,000                                    $  6,000       $ 12,000
                          200,000                                      12,000         24,000
                          300,000                                      18,000         36,000
                          400,000                                      24,000         48,000
                          500,000                                      30,000         60,000
                          600,000                                      36,000         72,000
                          700,000                                      42,000         84,000
                          800,000                                      48,000         96,000
                          900,000                                      54,000        108,000
                        1,000,000                                      60,000        120,000
                        1,100,000                                      66,000        132,000
                        1,200,000                                      72,000        144,000

-----------------------------

(1) A participant's covered compensation (base salary plus bonus) is his or her highest average annual compensation for 36 consecutive months prior to August 1, 1996. Benefits shown on the table include benefits from the qualified plan plus 100% of the estimated Social Security benefits.

(2) The target benefit has been 25% to 35% (depending upon Company performance and prorated for less than 25 years of credited service since January 1, 1990 and prior to August 1, 1996) of the highest average annual compensation for 36 consecutive months prior to August 1, 1996. Benefits are reduced if they begin prior to age 60. Annual benefits, for participants in the Supplemental Executive Retirement Plan as of January 1, 1993 are 125% of the above amounts. Messrs. Lee and Kerbis have each been credited with six years of service. None of the other Named Officers has been credited with years of service.

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

EMPLOYMENT CONTRACTS, TERMINATION, SEVERANCE AND CHANGE-OF-CONTROL ARRANGEMENTS

            Each of the Named Officers was during fiscal 1997 and is currently a party to an employment agreement with the Company.

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

            The employment agreements of each of Mr. Kerbis, Mr. Lee and Ms. Sprunk are substantially identical and expire on October 31, 1998, October 31, 1998 and September 3, 1998, respectively. Each such agreement continues for successive periods of one year unless terminated by either party upon not less than two months' written notice prior to the expiration of the then applicable term of employment. Such agreements provide for an annual salary during their respective terms (the base salary for the fiscal year ended January 31, 1998 is the amount set forth for 1997 in the above Summary Compensation Table), with increases subject to the discretion of the Board of Directors. On October 3, 1997, the Company and Ms. Sprunk entered into an agreement providing for a one-time payment of $250,000 to her by the Company.

            If the Company elects not to renew the employment agreement of Mr. Kerbis, Mr. Lee or Ms. Sprunk, then such employee would receive, within 30 days after termination, a lump sum payment equal to the sum of (i) 1/12 of the employee's annual base salary in effect at the time of such termination plus
(ii) 1/12 of 100% of the employee's target bonus opportunity for the fiscal year in which such termination occurs, which sum is multiplied by nine. Such agreements also provide for the continuation of health and insurance benefits for a period of nine months following termination. If, during the term of any such employment agreement, the Company terminates the employment of the employee other than for "cause" (as defined below), or the employee terminates his or her employment because the Company, upon 30 days' prior written notice by the employee specifying a material breach of any of its obligations to the employee under such agreement, has failed to cure such material breach (within such 30-day notice period), then such employee is entitled to receive, within 30 days after termination, a lump sum payment equal to (X) the sum of (i) 1/12 of his or her annual base salary in effect at the time of such termination plus (ii) 1/12 of 100% of the employee's target bonus opportunity for the fiscal year in which such termination occurs, multiplied by (Y) the greater of (a) the number of calendar months remaining in the employee's term of employment and (b) nine. Such agreements also provide for the continuation of health and insurance benefits for the number of months determined under clause (Y) above. ("Cause" is defined as (i) the willful failure to perform any material obligations under the employment agreement, (ii) an act of fraud, theft or dishonesty likely to result in financial harm to the Company, (iii) the conviction of any felony or (iv) the conviction of any misdemeanor involving moral turpitude which might cause embarrassment to the Company.)

            In addition, Mr. Kerbis, Mr. Lee and Ms. Sprunk each has the right to terminate his or her employment within 12 months after (i) the employee has obtained actual knowledge that a "change in control" (as defined) of the Company has occurred and (ii) an assignment to the employee of any duties inconsistent with the status of his or her office and/or position with the Company as constituted immediately prior to the change in control or a significant adverse change in the nature or scope of his or her authorities, powers, functions or duties as constituted immediately prior to the change in control. The employment agreements of each of Mr. Kerbis, Mr. Lee and Ms. Sprunk provide that if the employee terminates his or her employment following a change in control, then the employee is entitled to receive, within 30 days after termination, in cash, as severance, a lump sum payment equal to the salary and bonus amounts paid by the Company to the employee during the 24 month period immediately preceding the termination (the "Payment Period"), but not to exceed 2.99 times the employee's "base amount" (as defined below).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

            During fiscal 1997, the Compensation Committee consisted of Steven
M. Friedman, Bruce Carswell and William F. Glavin. Steven M. Friedman was an officer of the Registrant from 1989 to 1991.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

(a) To the best of the Registrant's knowledge, there were no beneficial owners of more than 5% of the issued and outstanding shares of Common Stock as of March 15, 1998.

(b) The following table sets forth information regarding the beneficial ownership at March 15, 1998 of the issued and outstanding shares of Common Stock of (a) each of the current directors of the Registrant, (b) each of the Named Officers and (c) all 19 current directors and executive officers of the Registrant as a group:

Name of Beneficial Owner                          Number of Shares                        Percent of Total Common Stock(1)
------------------------                          ----------------                        --------------------------------
Warren D. Feldberg                                    30,634(2)                                         *
John G. Reen                                               0                                            *
Bruce Carswell                                         4,943                                            *
Steven M. Friedman                                         0                                            *
Verna K. Gibson                                            0                                            *
William F. Glavin                                      2,000                                            *
Elliott J. Kerbis                                     34,839(2)                                         *
Dennis M. Lee                                         35,227(2)                                         *
Susan V. Sprunk                                            0                                            *
All current directors and executive
   officers as a group (19 persons)                  217,036(3)(4)                                     1%

*     Ownership does not exceed 1% of the outstanding shares.

(1) Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares attributable to such owner. The percent of total stock owned is based on 16,902,839 shares issued and outstanding at the close of business on March 15, 1998.

(2) Consists of shares of restricted stock subject to cancellation if the employee leaves the employ of the Company prior to vesting.

(3) Includes an aggregate of 183,718 shares of restricted stock held by officers subject to cancellation if such executive officers leave the employ of the Company prior to vesting.

(4) Includes an aggregate of 25,875 shares which may be acquired within 60 days of March 15, 1998 upon exercise of options or SARs.

(c) The Registrant is not aware of any arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
            None

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

            (a)         Documents filed as part of this annual report:

                        (1)         Financial Statements:

                                    The Consolidated Financial Statements are
                        set forth in the Index to Consolidated Financial Statements on page F-1 hereof.

                        (2)         Financial Statement Schedules:

                                    None.

            (b)         Reports on Form 8-K:

                                    None.

            (c)         Exhibits:

                        (1) Exhibits are set forth in the "Exhibits to Form
                            10-K" on page E-1.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE CALDOR CORPORATION


                                   By:      /s/  Warren D. Feldberg
                                            ------------------------------------
                                                 Warren D. Feldberg
Dated April 29, 1998                             Chairman and Chief Executive
                                                 Officer

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

Signature                                                         Title                                           Date
---------                                                         -----                                           ----
        /s/ Warren D. Feldberg                                    Chairman, Chief Executive Officer               April 29, 1998
------------------------------------------                        and Director (Principal Executive
Warren D. Feldberg                                                Officer)

       /s/ John G. Reen                                           Executive Vice President,                       April 29, 1998
------------------------------------------                        Chief Financial Officer and Director
John G. Reen                                                      (Principal Financial and Accounting
                                                                  Officer)

        /s/ Bruce Carswell                                        Director                                        April 29, 1998
------------------------------------------
Bruce Carswell

        /s/ Steven  M.  Friedman                                  Director                                        April 29, 1998
------------------------------------------
Steven M. Friedman

        /s/ Verna K. Gibson                                       Director                                        April 29, 1998
------------------------------------------
Verna K. Gibson

        /s/ William F.  Glavin                                    Director                                        April 29, 1998
------------------------------------------
William F. Glavin

                             THE CALDOR CORPORATION

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page No.
                                                                                                               --------
Independent Auditors' Report                                                                                     F-2

Consolidated Financial Statements

            Consolidated Statements of Operations                                                                F-3

            Consolidated Balance Sheets                                                                          F-4

            Consolidated Statements of Stockholders' Equity (Deficit)                                            F-5

            Consolidated Statements of Cash Flows                                                                F-6

            Notes to Consolidated Financial Statements                                                           F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Caldor Corporation
Norwalk, Connecticut

            We have audited the accompanying consolidated balance sheets of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

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

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the bankruptcy filings and related circumstances and the recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet its obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.




DELOITTE & TOUCHE LLP
New York, New York
April 24, 1998

           THE CALDOR CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FISCAL YEARS ENDED
                                                                ---------------------------------------------------
                                                                JANUARY 31,         FEBRUARY 1,         FEBRUARY 3,
(in thousands, except per share data)                              1998                1997                1996
-------------------------------------------------------------------------------------------------------------------

Net sales                                                       $ 2,496,747         $ 2,602,456         $ 2,765,525

Cost of merchandise sold (note 7)                                 1,828,343           1,938,861           2,131,281

Selling, general and administrative
   expenses (notes 2, 13 and 15)                                    670,747             720,667             773,810

Loss on disposition of property and equipment                           671                 729               1,187

Interest expense, net (note 14)                                      43,864              39,502              40,973
                                                                -----------         -----------         -----------

Loss before reorganization items, income
   taxes and extraordinary item                                     (46,878)            (97,303)           (181,726)

Reorganization items (note 8)                                        84,931              87,522             170,731
                                                                -----------         -----------         -----------

Loss before income taxes and extraordinary item                    (131,809)           (184,825)           (352,457)

Provision (benefit) for income taxes (note 11)                          800                 500             (59,825)
                                                                -----------         -----------         -----------

Loss before extraordinary item                                     (132,609)           (185,325)           (292,632)

Extraordinary loss on early retirement of debt (note 12)                 --                  --              (8,396)
                                                                -----------         -----------         -----------

Net loss                                                        $  (132,609)        $  (185,325)        $  (301,028)
                                                                ===========         ===========         ===========

BASIC AND DILUTED PER SHARE AMOUNTS (NOTE 2):
   Loss per share before extraordinary item                     $     (7.84)        $    (10.91)        $    (17.31)
   Extraordinary loss                                                    --                  --               (0.50)
                                                                -----------         -----------         -----------
   Loss per share                                               $     (7.84)        $    (10.91)        $    (17.81)
                                                                ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES USED IN
COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS                        16,911              16,994              16,902
                                                                ===========         ===========         ===========

                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)                  JANUARY 31, 1998         FEBRUARY 1, 1997
----------------------------------------------------------------------------------------------------------
ASSETS

Current  assets:
    Cash  and  cash  equivalents                                    $    21,561             $    27,477
    Restricted cash (note 2)                                              1,023                   5,254
    Accounts  receivable                                                 12,853                  12,573
    Merchandise  inventories (note 2)                                   419,682                 450,499
    Assets held for disposal, net (note 2)                               30,076                   8,177
    Refundable income taxes (note 11)                                                            13,040
    Prepaid  expenses  and  other  current  assets                       20,987                  17,422
                                                                    -----------             -----------

          Total  current  assets                                        506,182                 534,442
                                                                    -----------             -----------


Property  and  equipment, net  (notes 2 and 3)                          436,658                 508,071
Debt  issuance  costs (note 2)                                            1,086                   2,516
Other  assets                                                             5,194                   5,851
                                                                    -----------             -----------

Total                                                               $   949,120             $ 1,050,880
                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
    Accounts  payable                                               $   149,659             $   152,508
    Accrued  expenses                                                    60,360                  62,787
    Other  accrued  liabilities (note 4)                                 53,542                  64,478
    Current maturities of long-term debt (note 5)                         9,936                     550
    Borrowings under revolving credit agreement (note 5)                187,698                 152,000
                                                                    -----------             -----------
          Total  current  liabilities                                   461,195                 432,323
                                                                    -----------             -----------

Long-term debt (note 5)                                                  10,525                  18,463
Other  long-term  liabilities                                            31,037                  28,322
Liabilities subject to compromise (note 6)                              729,039                 719,980

Commitments and contingencies (notes 6,8,13,15 and 16)

Stockholders' deficit (notes 9,10 and 15):

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 16,902,839
          and 16,939,106 shares, respectively                               169                     169
    Additional  paid-in  capital                                        201,334                 201,823
    Deficit                                                            (481,419)               (348,810)
    Unearned compensation                                                  (616)                 (1,390)
    Minimum pension liability adjustment                                 (2,144)                     --
                                                                    -----------             -----------

          Total stockholders' deficit                                  (282,676)               (148,208)
                                                                    -----------             -----------

Total                                                               $   949,120             $ 1,050,880
                                                                    ===========             ===========

                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               OUTSTANDING
                                              COMMON STOCK                 ADDITIONAL             RETAINED
                                              ------------                  PAID-IN              EARNINGS
(in thousands, except share data)       SHARES           AMOUNT             CAPITAL              (DEFICIT)
----------------------------------------------------------------------------------------------------------

BALANCE,  JANUARY  28,  1995            16,697,467        $ 167            $ 199,456            $ 137,543

Exercise of stock options
    and warrants                             2,725                                43

Issuance of common stock                     5,053                               117

Shares issued under restricted
    stock  plan                            216,188            2                5,432

Amortization of unearned
     compensation

Net  loss                                                                                        (301,028)
                                        -----------    ---------   ------------------   ------------------

BALANCE,  FEBRUARY 3,  1996             16,921,433          169              205,048             (163,485)

Cancellation of restricted stock          (187,372)          (2)              (4,030)

Shares issued under director
    stock  plan                             13,876                                42

Shares issued under restricted
    stock  plan                            191,169            2                  763

Amortization of unearned
     compensation

Net  loss                                                                                        (185,325)
                                        -----------    ---------   ------------------   ------------------

BALANCE,  FEBRUARY 1,  1997             16,939,106          169              201,823             (348,810)

Cancellation of restricted stock           (36,267)                             (489)

Amortization of unearned
     compensation

Minimum pension liability adjustment

Net  loss                                                                                        (132,609)
                                        -----------    ---------   ------------------   ------------------

BALANCE,  JANUARY 31,  1998             16,902,839        $ 169            $ 201,334            $(481,419)
                                        ===========    =========   ==================   ==================
                                                                MINIMUM
                                             UNEARNED           PENSION                 STOCKHOLDERS'
(in thousands, except share data)          COMPENSATION        LIABILITY               EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------

BALANCE,  JANUARY  28,  1995            $                   $                             $  337,166

Exercise of stock options
    and warrants                                                                                  43

Issuance of common stock                                                                         117

Shares issued under restricted
    stock  plan                                (5,434)

Amortization of unearned
     compensation                                 910                                            910

Net  loss                                                                                   (301,028)
                                       ---------------     -----------------     --------------------

BALANCE,  FEBRUARY 3,  1996                    (4,524)                                        37,208

Cancellation of restricted stock                2,974                                         (1,058)

Shares issued under director
    stock  plan                                                                                   42

Shares issued under restricted
    stock  plan                                  (765)

Amortization of unearned
     compensation                                 925                                            925

Net  loss                                                                                   (185,325)
                                       ---------------     -----------------     --------------------

BALANCE,  FEBRUARY 1,  1997                    (1,390)                                      (148,208)

Cancellation of restricted stock                  312                                           (177)

Amortization of unearned
     compensation                                 462                                            462

Minimum pension liability adjustment                                 (2,144)                  (2,144)

Net  loss                                                                                   (132,609)
                                       ---------------     -----------------     --------------------

BALANCE,  JANUARY 31,  1998                    $ (616)             $ (2,144)              $ (282,676)
                                       ===============     =================     ====================

                See notes to consolidated financial statements.

                    THE CALDOR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            FISCAL YEARS ENDED
                                                                         -------------------------------------------------------
(in thousands)                                                           JANUARY 31, 1998    FEBRUARY 1, 1997   FEBRUARY 3, 1996
--------------------------------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                $(132,609)          $(185,325)          $(301,028)
    Adjustments to reconcile net loss to cash
         provided by (used in) operating activities:
        Amortization  of  debt  issuance  costs                                  4,061               1,778                 900
        Depreciation  and  other  amortization                                  51,209              54,594              59,894
        Loss on disposition of property and equipment                              671                 729               1,187
        Extraordinary loss on early retirement of debt                              --                  --               3,471
        Amortization of unearned compensation                                      462                 925                 910
        Reorganization items                                                    84,931              87,522             170,731
    Working  capital  and  other                                                21,361              74,894             160,274
                                                                             ---------           ---------           ---------
            Net  cash provided by operating  activities
              before reorganization items                                       30,086              35,117              96,339
    Reorganization items:
          Reduction in liabilities subject to compromise                       (28,977)            (78,182)                 --
          Reorganization items paid                                            (16,936)            (29,890)             (3,090)
                                                                             ---------           ---------           ---------
            Net  cash (used in) provided by operating  activities              (15,827)            (72,955)             93,249

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                       (29,468)            (36,553)            (81,084)
                                                                             ---------           ---------           ---------
            Net  cash  used  in  investing  activities                         (29,468)            (36,553)            (81,084)
                                                                             ---------           ---------           ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Retirement of Senior Secured Notes                                              --                  --             (59,500)
    Proceeds from borrowings under Term Loan                                        --                  --              50,000
    Proceeds from Real Estate Loan                                                  --                  --              37,145
    Proceeds  from  issuance of common stock
        and exercise of stock options                                               --                  42                 160
    Repayment of construction loan previously subject to compromise                 --              (5,753)                 --
    Proceeds  from  borrowings  under construction loans                            --              10,942                  --
    Proceeds  from  (repayment of) borrowings
        under revolving credit agreement                                        35,698             112,000             (30,243)
    Decrease (increase)  in restricted cash                                      4,231              (5,254)                 --
    Repayment  of  long-term  debt                                                (550)               (569)             (5,250)
                                                                             ---------           ---------           ---------
            Net  cash  provided  by (used in) financing  activities             39,379             111,408              (7,688)
                                                                             ---------           ---------           ---------

    (DECREASE) INCREASE  IN  CASH  AND  CASH  EQUIVALENTS                       (5,916)              1,900               4,477

    CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  YEAR                          27,477              25,577              21,100
                                                                             ---------           ---------           ---------

    CASH  AND  CASH  EQUIVALENTS,  END  OF  YEAR                             $  21,561           $  27,477           $  25,577
                                                                             =========           =========           =========



WORKING CAPITAL AND OTHER:
    Accounts receivable                                                      $    (280)          $   5,486           $  (9,834)
    Merchandise inventories                                                     30,817              49,449              22,251
    Assets held for disposal, net                                              (21,899)             17,088                  --
    Refundable income taxes and deferred income taxes                           13,040               8,966             (28,296)
    Prepaid expenses and other current assets                                   (3,565)               (375)             (5,857)
    Accounts payable                                                            (2,849)             (3,732)            113,847
    Accrued expenses                                                            (2,427)             (8,048)            122,525
    Other accrued liabilities                                                   (3,755)              5,371              (3,822)
    Federal and state income taxes payable                                          --                  --             (44,584)
    Other assets and long-term liabilities                                      12,279                 689              (5,956)
                                                                             ---------           ---------           ---------

WORKING CAPITAL AND OTHER                                                    $  21,361           $  74,894           $ 160,274
                                                                             =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest payments                                                         $  38,613           $  36,278           $  36,210
   Income tax payments                                                             688                 562               8,101
   Capital lease obligations incurred                                               --                 462              14,756

                See notes to consolidated financial statements.

THE CALDOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-----------------------------------------------


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

            In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through September 1, 1998 and the period in which the Debtors can solicit acceptances for the plan of reorganization through October 30, 1998. The Debtors have distributed a term sheet and drafts of their proposed plan of reorganization and disclosure statement to the professionals representing the Debtors' Creditor, Bank and Equity Committees. The Debtors are negotiating the terms and timing of their emergence from Chapter 11 with these Committees. At this time it is not expected that such plan would provide for recovery by equity security holders.

            On September 18, 1997, the New York Stock Exchange suspended trading in the Company's Common Stock and on November 25, 1997, the Securities and Exchange Commission delisted the Company's Common Stock. Subsequent to September 18, 1997, the Company's Common Stock has been traded on the "OTC Bulletin Board."

            The United States Trustee for the Southern District of New York has appointed Official Committees ("Committees") of Unsecured Creditors and Equity Security Holders for the Chapter 11 case. The role of the Committees includes, among other things: (a) consultation with the Debtors concerning the administration of the Chapter 11 case; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Debtors, and the desirability of the continuation of their business and other relevant matters; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committees have standing to raise issues with the Bankruptcy Court relating to the business of the Debtors and the conduct and course of the Chapter 11 case. The Debtors are required to pay certain expenses of the Committees and those of the Steering Committee of the banks participating in the Extended DIP Facility (as hereinafter defined), including professional fees, to the extent allowed by the Bankruptcy Court.

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

            On June 7, 1996, the Bankruptcy Court approved the Debtors' reclamation program, which authorizes the Debtors to settle the claims of 425 vendors that submitted reclamation demands at the time of Filing. The program provides for each reclamation vendor that extends mutually acceptable credit support to receive both a cash payment of up to 50% of its eligible reclamation claim and, subject to certain conditions, priority treatment for the remainder of its claim. Reclamation cash payments of $1.5 million and $11.6 million were made in 1997 and 1996, respectively. To the extent these payments exceed $10 million, the Debtors are required to apply such excess to pay down the term portion of the pre-petition credit facility (the "Term Loan") in an equivalent amount (up to $8.5 million). In 1997 and 1996, the Debtors had paid down $1.4 million per year of the Term Loan related to the reclamation program.

            Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. Under Section 502 of the Bankruptcy Code, a lessor's claim for damages resulting from the rejection of a real property lease is limited to the rent provided under such lease, without acceleration, for the greater of one year, or 15%, not to exceed three years, of the remaining term of the lease following the earlier of the date of the Filing or the date on which the property is returned to the landlord. Forty-five of the Company's store leases, including three which were rejected in 1996, are guaranteed by the Company's former parent, The May Department Stores Company ("May Company"). In 1989 as part of its leveraged buyout from May Company, the Company agreed to indemnify May Company for any damages incurred by May Company under its guaranties. The Company's liability to May Company for amounts paid by May Company under its guaranties of these leases, if rejected, may not be limited under Section 502 of the Bankruptcy Code. As a pre-petition claim, however, this liability is subject to compromise and discharge. A landlord may also have a claim for unpaid pre-petition rent. As of April 15, 1998, the Debtors had rejected leases for 32 locations, assumed 17 real estate leases (two of which were for warehouses and the balance were for stores) and had reached agreement with landlords to terminate, without liability, seven additional leases. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores (as hereinafter defined), including three locations for which leases had been assumed (the "Previously Assumed Stores"). The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11 subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. The Company is required by an order of the Bankruptcy Court, subject to the right of both the Company and the applicable landlord to move to accelerate for due cause shown, to make a decision to assume or reject 39 leases by August 31, 1998 and the balance of the real property leases on confirmation of its plan of reorganization. As part of the ongoing review of its operations, the Company is currently negotiating with landlords regarding rent reductions and lease restructurings (See note 8).

            On April 2, 1996, the Bankruptcy Court approved the closing of 12 under-performing stores (the "1996 Closed Stores") and the Debtors' retention of a liquidator to conduct store closing sales (the "1996 Closing Sales"). The 1996 Closing Sales were completed and the stores were closed by the end of June 1996. On July 16, 1996, the Bankruptcy Court directed the application of the net proceeds of the 1996 Closing Sales to the payment of the Term Loan. The Company paid $2.2 million and $22.5 million to The Chase Manhattan Bank ("Chase"), as agent for the Term Loan banks in 1997 and 1996, respectively.

            On March 12, 1997 the Bankruptcy Court approved the closing of 4 under-performing stores (the "1997 Closed Stores") and the Debtor's retention of a liquidator to conduct store closing sales (the "1997 Closing Sales"). These sales were completed and the stores were closed by the end of May 1997. Concurrently, the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors thereunder, and the bank group led by Chase entered into an amendment (the "Third Amendment") to the Amended and Restated Revolving Credit and Guaranty Agreement dated as of October 17, 1995 among the Registrant, as the borrower thereunder, the subsidiaries of the Registrant named therein, as the guarantors, thereunder, and a bank group led by Chase ("the DIP Facility"). Pursuant to the Third Amendment, all of the proceeds of the 1997 Closing Sales were applied to a prepayment of the Tranche B (as hereinafter defined) loans and the Tranche B facility commitment was reduced by such amount.

            As part of the Company's ongoing review process, the Company identified, and on March 25, 1998 obtained Bankruptcy Court approval to close, 12 under-performing stores in 1998 (the "Under-Performing Stores"). The Company completed a liquidation sale at one of the locations and has retained a liquidator who is currently conducting store closing sales at the other locations. The net proceeds of these sales will be placed in a segregated interest bearing account with Chase, in its capacity as agent under the DIP Facility, pending agreement between the Company and the bank group concerning distribution of the proceeds.

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

NOTE 2 - DESCRIPTION OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a. Description of Business - The Company operates a regional chain of upscale discount retail stores located in nine East Coast and Mid-Atlantic states. The Company's fiscal year ends on the Saturday closest to January 31. References to 1997, 1996 and, 1995 relate to the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Each of these fiscal years included 52 weeks except for 1995 which included 53 weeks. References to years relate to fiscal years rather than calendar years.

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

            d. Restricted Cash - As of January 31, 1998, the restricted cash balance of $1 million was being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company. As of February 1, 1997, the restricted cash balance of $5.3 million was being held in an escrow account pending final resolution of issues concerning the closing sales agreement between the Company and the liquidator who conducted the 1996 Closing Sales.

            e. Merchandise Inventories -The value of merchandise inventories is determined by the lower of LIFO (last-in, first-out) cost, using the retail inventory method, or market. The LIFO cost of merchandise inventories exceeded current cost at January 31, 1998 and February 1, 1997. Therefore, the reported amounts of merchandise inventory approximate market at January 31, 1998 and February 1, 1997.

            f. Assets Held for Disposal - Assets held for disposal represent the net realizable value of inventories located at the stores to be closed and the net realizable value of land and building for the Silver Spring, Maryland store to be closed.

            g. Property and Equipment - Property and equipment are stated at cost (or purchase cost) less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets, which are 40 to 50 years for buildings and 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of their economic lives or the terms of the leases. Leasehold interests and investments in property under capital leases are amortized over the related lease term.

            h. Debt Issuance Costs - Debt issuance costs are amortized over the term of the related debt agreements (See note 14).

            i. Selling, General and Administrative Expenses - Buying and store occupancy costs are included in selling, general and administrative expenses.

            j. Store Pre-Opening Expenses - Costs associated with the opening of new stores are expensed in the year the stores are opened. The Company did not incur any pre-opening expenses in 1997. The Company incurred pre-opening expenses of $3.1 million and $1.6 million in 1996 and 1995, respectively.

            k. Advertising Costs - Advertising costs, net are expensed as incurred and were $60.4 million, $70.8 million and $70.4 million in 1997, 1996 and 1995, respectively.

            l. Income Taxes - The Company provides for deferred income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income taxes result from the tax effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements (see Note 11).

            m. Earnings (Loss) Per Share - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic and diluted earnings
(loss) per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Stock options to purchase 190,525, 279,299 and 1,083,037 shares of common stock were outstanding at January 31, 1998, February 1, 1997 and February 3, 1996 respectively, but were not included in the computation of diluted earnings per share since they would have resulted in an antidilutive effect.

            n. Self Insurance Programs - The Company is self insured for workers compensation and general liability claims, and recognizes the projected costs of such programs on a discounted basis using a risk-free rate. Use of a risk-free rate to discount future cash payments produces a reserve that approximates the amount at which such claims could be settled in an arm's length transaction with a third party.

            o. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates of restructuring charges for certain facilities closings (see note 8) and do not purport to reflect or provide for the consequences of the bankruptcy proceedings and other uncertainties. Actual results could differ from reported results.

            p. Reclassifications - Certain balances in prior fiscal years have been reclassified to conform with the current year's classifications.

            q. Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation Plans." (See note 9).

            r. Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company is currently evaluating the effects of this change on its financial statements.

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

               In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective beginning with Fiscal Year 1998. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, but does not change the existing measurement or recognition provisions of previous standards. The Company is currently evaluating the effects of this change on its financial statement disclosures.

            s. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures of estimated fair values of financial instruments both reflected and not reflected in the accompanying consolidated financial statements. The estimated fair values of the Company's cash and cash equivalents, accounts receivable, borrowings under credit agreements and accounts payable (post-petition) approximate the carrying amounts at January 31, 1998 and February 1, 1997 due to their short maturities or variable-rate nature of the borrowings. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The fair value of the Company's liabilities subject to compromise is not presently determinable as a result of the Chapter 11 proceedings.

 NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, less accumulated depreciation and amortization, as follows:

                                       January 31, 1998       February 1, 1997
                                       ----------------       ----------------
Land                                      $  10,464              $  15,561

Buildings, leasehold
         interests and improvements         278,791                293,023
Furniture, fixtures and equipment           251,810                263,743
Property under capital leases               105,144                123,633
                                          ---------              ---------
                                            646,209                695,960

Less: Accumulated depreciation and
         amortization                      (209,551)              (187,889)
                                          ---------              ---------
Property and equipment, net               $ 436,658              $ 508,071
                                          =========              =========


NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                    January 31, 1998    February 1, 1997
                                    ----------------    ----------------
Accrued reorganization costs            $26,532            $33,713
Accrued wages and benefits               15,469             18,557
Other accruals                           11,541             12,208
                                        -------            -------
         Total                          $53,542            $64,478
                                        =======            =======

Note 5 - Debt

Debt consisted of the following:

                                                            January 31, 1998       February 1, 1997
                                                            ----------------       ----------------

Short-term debt:
         Borrowings under revolving credit agreement            $ 187,698             $ 152,000
                                                                =========             =========


Long-term debt:
         Capital lease obligations, due 1998 - 2018,
            10.5% to 11.1%                                      $  10,525             $   8,527

               Construction loan                                    9,936                10,486
                                                                ---------             ---------
                                                                   20,461                19,013
               Less: Current maturities                            (9,936)                 (550)
                                                                ---------             ---------
                  Total long-term debt                          $  10,525             $  18,463
                                                                =========             =========


         On October 17, 1995, the Bankruptcy Court entered a final order (the "Final Order") approving the DIP Facility. The DIP Facility amended and restated, in its entirety, the Registrant's Debtor-In-Possession Revolving Credit and Guaranty Agreement dated as of September 18, 1995 with Chase as agent. On June 4, 1997, the Bankruptcy Court entered a final order approving the Fourth Amendment to the DIP Facility (the "Fourth Amendment") which extended the DIP Facility to June 15, 1998 (the "Extended DIP Facility"). The Extended DIP Facility provides for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million, divided into two (2) separate tranches consisting of (i) a post petition revolving credit and letter of credit facility in an aggregate principal amount not to exceed $250 million made available by the Tranche A Banks (the "Tranche A Facility") and (ii) the continued use of the revolving credit and letter of credit portion of the pre-petition credit facility made available by the Tranche B Banks (the "Tranche B Facility") in an aggregate principal amount of $200 million which principal amount may be borrowed, paid and reborrowed. The Company's maximum borrowing under the Tranche A Facility, up to $250 million, may not exceed the lesser of 60% of Eligible Cost Value of Inventory or 50% of Eligible Retail Value of Inventory (the "Borrowing Base"). At January 31, 1998, the Borrowing Base was $217.4 million. The Extended DIP Facility has a sublimit of $175 million for the issuance of letters of credit. The Tranche B Facility must be fully utilized before the Company can borrow under the Tranche A Facility. In addition, the Extended DIP Facility provides for, among other things, capital expenditures not to exceed $16 million from January 31, 1998 through the maturity date, revised earnings before interest, taxes, depreciation, amortization and reorganization items ("EBITDAR") thresholds for the fiscal quarter ending May 2, 1998 and revised monthly inventory amounts through June 15, 1998. The Extended DIP Facility also contains restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets and a prohibition on the payment of dividends. The Company was in compliance with the financial covenants contained in the Extended DIP Facility at January 31, 1998.

         The Extended DIP Facility provides that advances made (i) under the Tranche A Facility will bear interest at a rate of 0.75% per annum in excess of Chase's Alternative Base Rate ("ABR"), or at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility will bear interest at 0.25% per annum in excess of ABR, or, at the Registrant's option, a rate of

1.0% per annum in excess of LIBOR. The Registrant incurred approximately $3 million in bank fees associated with the extension of the DIP Facility, which were paid in 1997. In all other material respects, the DIP Facility remains unchanged.

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

         Under the Tranche A Facility, the Company pays a commitment fee of 0.5% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. Under the Tranche B Facility, the Company pays a commitment fee of 0.3125% per annum on the unused portion thereof, a letter of credit fee equal to 0.75% per annum of average outstanding letters of credit and certain other fees. Commitment fees were approximately $0.9 million and $1.2 million in 1997 and 1996, respectively. Letter of credit fees were approximately $0.7 million and $0.5 million in 1997 and 1996, respectively.

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

         At January 31, 1998 and February 1, 1997, the respective principal amounts outstanding were $187.7 million and $152 million in revolving credit borrowings and $61.8 million and $52.6 million in letters of credit, which were issued primarily to import merchandise in the normal course of the Company's business. The effective interest rate at January 31, 1998 and February 1, 1997 was 7.0% and 6.3%, respectively, on revolving credit borrowings.

         The maximum amounts of revolving credit borrowings at any month-end were $300.2 million in 1997, $267 million in 1996 and $222.1 million in 1995. Average revolving credit borrowings outstanding were $210.5 million at a weighted average interest rate of 7.1% in 1997, $151.8 million at a weighted average interest rate of 6.6% in 1996 and $160.0 million at a weighted average interest rate of 7.2% in 1995.

     The Company borrowed $10.9 million in 1996 under a construction loan relating to the Silver Spring, Maryland store. As of January 31, 1998 and February 1, 1997, the outstanding borrowings under this loan were $9.9 million and $10.5 million, respectively and bear interest at a rate of 1.75% per annum in excess of LIBOR. On March 25, 1998, the Company obtained Bankruptcy Court approval to close the Silver Spring, Maryland store in 1998, and accordingly, the outstanding balance of the loan as of January 31, 1998 has been classified as current maturities of long-term debt on the consolidated balance sheet.

     The Registrant has received a commitment (the "Commitment") from BankBoston, N. A. ("BBNA") to provide the Company with separate fully underwritten and committed senior secured $450 million guaranteed revolving credit facilities for debtor-in-possession financing (the "New DIP Facility") and exit financing (the "Exit Facility", and together with the New DIP Facility, the "New Facilities"). The New DIP Facility will be used for the working capital and general business needs of the Company as well as to repay in full the Company's Extended DIP Facility. The Exit Facility will be used to provide for the working capital and general business needs of the reorganized Company beyond the Effective Date as well as to repay in full the New DIP Facility. BBNA intends, with the Company's consent, to syndicate part of the New Facilities to other financial institutions (collectively, including BBNA, the "Lenders").

     BBNA's commitment to provide the New DIP Facility is subject to certain conditions precedent including approval by the Bankruptcy Court of the New DIP Facility. The New DIP Facility will be replaced by the Exit Facility on the effective date of a plan of reorganization (the "Effective Date") provided that the plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the plan have been met. Among other things, the plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility no less than $60 million (EBITDAR for the 1997 fiscal year was $53.7 million), and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

     The New DIP Facility will terminate on the earlier of (i) Effective Date or (ii) 18 months after the closing date for the New DIP Facility. The Exit Facility will terminate four years after the closing date of the New DIP Facility.

     The Company's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for the fiscal months of March through December of each year (the "Overadvance Rate") provided that the Overadvance Rate shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base").
The Company's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible Letter of Credit Inventory, Eligible In Transit Inventory and Eligible FOB Inventory minus applicable Reserves, (ii)
80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A)
$40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

     The New Facilities have a sublimit of $150 million for the issuance of letters of credit. The New Facilities also contain restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital leases and annual rents, the sale of assets, and the maintenance of minimum earnings before interest, taxes, depreciation, amortization and reorganization items, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

     Advances under the New Facilities will bear interest, at the Company's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.50% if the Company achieves certain specified EBITDAR levels.

     Under the New Facilities, the Company will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.625% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company will pay fees to BBNA of approximately $5.6 million. The Company will also pay BBNA an annual agency fee of $150,000.

     Obligations of the Company under the New DIP Facility will be granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in and liens upon all assets of the Company. Obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                    January 31, 1998     February 1, 1997
                                    ----------------     ----------------
Accounts payable                        $224,185            $226,506
Term Loan                                187,469             191,100
Real Estate Loan                          37,145              37,145
Rejected leases and other
  miscellaneous claims                   167,936             129,900
Accrued expenses                          75,288              80,784
Capital lease obligations                 21,789              39,318
Construction loan                         11,511              11,511
Industrial revenue bonds and
  mortgage notes                           3,716               3,716
                                        --------            --------
           Total                        $729,039            $719,980
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

         Accounts payable subject to compromise was reduced by reclamation payments of $1.5 million and a reduction to the liability for vendor claims of $2 million (see note 7). The outstanding principal amount of the Term Loan was reduced by application of the closing sale proceeds of $2.2 million for the 1996 Closed Stores and $1.4 million in payments related to the reclamation program. Rejected leases and other miscellaneous claims increased to reflect lease rejection claims for the Under-Performing Stores. Accrued expenses were reduced principally by payments for rent, real estate taxes and common area maintenance charges relating to assumed leases, pursuant to Section 365 of the Bankruptcy Code. Capital lease obligations were reduced by normal amortization and the reclassification of leases assumed in 1997 to long-term debt.

NOTE 7 - COST OF MERCHANDISE SOLD

         During 1995, the Company recorded reserves for additional vendor claims of approximately $29 million estimated to result upon the reconciliation of pre-petition liabilities and for anticipated losses on the liquidation of inventories in 1996 of approximately $39 million. Based upon actual claims reconciliation experience, the Company reduced its provision and liability for vendor claims by approximately $2 million and $15 million in 1997 and 1996, respectively. In addition, the Company refined its practice of capitalizing certain costs in inventory, which resulted in additional cost of merchandise sold in 1996 of approximately $13 million upon liquidation of such inventories. The impact of these items, which was included in cost of merchandise sold in 1997 and 1996, was not material to the Company's consolidated financial position or results of operations.

NOTE 8 - REORGANIZATION ITEMS

         The components of reorganization items and accrual activity that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations were as follows:

                                                        1997               1996                1995
                                                       -------            -------            --------
Reorganization items
      Provision for closed stores                      $32,471            $30,770            $ 47,250
      Lease rejection obligations                       38,036             20,813              96,458
      Retention costs (note 15)                          1,686             15,042              12,509
      Professional fees                                  5,317             13,700               8,816
      Write-off of deferred financing costs                690              1,261               2,200
      Other                                              6,731              5,936               3,498
                                                       -------            -------            --------
            Total                                      $84,931            $87,522            $170,731
                                                       =======            =======            ========

                                                       1997                  1996                  1995
                                                    ---------             ---------             ---------
Accrual activity
       Balance - beginning of year                  $ 163,613             $ 136,530             $    --
       Reorganization items                            84,931                87,522               170,731
       Cash payments                                  (16,936)              (29,890)               (3,090)
       Asset write-offs                               (37,140)              (30,549)              (31,111)
                                                    ---------             ---------             ---------
       Balance - end of year                        $ 194,468             $ 163,613             $ 136,530
                                                    =========             =========             =========

         Cash payments made in 1997 included $8.1 million for professional fees, $5.1 million for severance payments, $2.0 million for bankruptcy expenses and $1.7 million for store closing expenses. Cash payments made in 1996 included $15.9 million for professional fees, $3.8 million for severance payments, $7.2 million for bankruptcy expenses and $3.0 million for store closing expenses. Cash payments in 1995 were $1.5 million for bankruptcy expenses and $1.6 million for professional fees.

     As discussed in note 1, the Company closed 12 under-performing stores in 1996 and four under-performing stores in 1997. The Company identified, and on March 25, 1998, the Bankruptcy Court approved, the closing of the Under-Performing Stores. The Company completed a liquidation sale at one of the locations and has retained a liquidator who is currently conducting store closing sales at the other locations. The provision for closed stores covers costs associated with the closing of the stores and primarily relates to fixed asset and inventory write-offs. The lease obligations and related reserves for the facilities closings include numerous real property leases rejected and to be rejected (including three previously assumed leases) and amounts for other executory contracts that have been identified for rejection pursuant to Section 365 of the Bankruptcy Code and are reflected at the estimated amount of the eventually allowed claims of the lessors in the Chapter 11 case as prescribed by Section 502 of the Bankruptcy Code for the rejection of leases. Forty-five of the Company's store leases, including three which were rejected in 1996, are guaranteed by the Company's former parent, The May Company. In 1989 as part of its leveraged buyout from May Company, the Company agreed to indemnify May Company for any damages incurred by May Company under its guaranties. The Company's liability to May Company for amounts paid by May Company under its guaranties of these leases, if rejected, may not be limited under Section 502 of the Bankruptcy Code. As a pre-petition claim, however, this liability is subject to compromise and discharge. The costs relating to these facilities closings are based on management's best estimates, however actual costs could differ from those presently recorded in the consolidated financial statements. Net sales of the Under-Performing Stores were approximately $156.9 million, $157.1 million and $132.9 million in 1997, 1996 and 1995, respectively. Net sales of the 1997 Closed Stores were approximately $8.0 million, $92.6 million and $88.2 million during 1997, 1996 and 1995, respectively. Net sales of the 1996 Closed Stores were approximately $18.1 million and $133.6 million during 1996 and 1995, respectively.

NOTE 9 - STOCK COMPENSATION PLANS

         At January 31, 1998, the Company had four stock-based compensation plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock-based compensation plans other than for its restricted stock awards. The Company determined that had compensation cost for the Company's stock-based compensation plans been determined consistent with the methodology prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the impact on the Company's net loss and loss per share would not be material. The effects of applying SFAS No. 123 are not indicative of future results as SFAS No. 123 does not take into consideration compensation expense related to awards granted prior to 1995.


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

     A summary of the status of the Company's three stock option plans and changes during the years ended January 31, 1998, February 1, 1997 and February 3, 1996 is presented below:

                                           1997                             1996                            1995
                              --------------------------------     -------------------------      ---------------------------
                                                     Weighted                      Weighted                         Weighted
                                                     Average                       Average                          Average
                                                     Exercise                      Exercise                         Exercise
                                  Shares              Price          Shares         Price           Shares           Price
                                 --------            --------      ---------       ---------       --------        ----------
Outstanding at beginning
      of year                    279,299             $25.12        1,083,037       $26.15           972,600        $28.05
Granted                                                                                             316,350         20.54
Exercised                                                                                            (2,725)        15.63
Canceled                         (88,774)             25.70         (803,738)       26.51          (203,188)        26.63
                                 -------                           ---------                      ---------
Outstanding at end of year       190,525              24.87          279,299        25.12         1,083,037         26.15
                                 =======                           =========                      =========
Options exercisable at
     year-end                    163,626             $24.82          182,323       $24.40           401,342        $24.88


         b. Stock Appreciation Rights and Restricted Stock Plan - The Company's 1994 Performance Stock Appreciation Rights ("SARs") and Restricted Stock Plan provides for the granting of 1,300,000 shares of the Company's common stock to key employees in the form of SARs or as restricted stock. No more than 546,000 shares will be granted as restricted stock.

         During fiscal 1995, 225,000 SARs were granted at a weighted average fair market value of $18.63. No SARs were granted during 1997 or 1996. At January 31, 1998, SARs which had been awarded and were outstanding amounted to 5,000 shares at a price of $31.88, 7,500 shares at a price of $18.75 and 5,000 shares at a price of $13.50. No compensation expense was recognized in connection with the granting of SARs.

         During fiscal 1996 and 1995, 191,169 and 216,188 restricted stock awards at a weighted average fair market value of $4.00 and $21.44, respectively, were granted to certain key employees at no cost to these employees. There were no restricted stock awards granted during 1997. The outstanding restricted stock awards vest on the later of three years subsequent to the 1996 award date or six months following the date of a plan of reorganization. The cost of restricted stock awards, based on the stock's fair market value at the award date is charged to stockholders' equity and subsequently amortized against earnings over the vesting period. In 1997, the Company amortized $0.5 million and for 1996 and 1995 $0.9 million per year of unamortized compensation related to restricted stock awards. At January 31, 1998, 183,718 shares were outstanding under restricted stock awards.

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

NOTE 11 - INCOME TAXES

     The provision (benefit) for income taxes included the following:

                               1997             1996                 1995
------------------------------------------------------------------------------
Current:
   Federal                    $               $                    $(32,394)
   State and local             800                 500                  865
                              ----            --------             --------

                               800                 500              (31,529)
                              ----            --------             --------
Deferred:
   Federal                                                          (28,296)
   State and local
                              ----            --------             --------
                                                                    (28,296)
                              ----            --------             --------
Total                         $800            $    500             $(59,825)
                              ====            ========             ========

     A reconciliation between income taxes computed using the effective income tax rate and the statutory income tax rate is as follows:

                                                                   1997                1996                  1995
-------------------------------------------------------------------------------------------------------------------
Federal income taxes (benefit) at statutory rates               $(46,133)            $(64,689)            $(123,360)
State and local income taxes, net of federal benefit                 520                  325                   562
Unrecognized deferred tax asset                                   46,649               62,879                62,973
Other                                                               (236)               1,985
                                                                --------             --------             ---------
         Provision (benefit) for income taxes                   $    800             $    500             $ (59,825)
                                                                ========             ========             =========


                                                                1997              1996               1995
-------------------------------------------------------------------------------------------------------------------
Federal tax rate                                               (35.0)%           (35.0)%           (35.0)%
State and local income taxes, net of federal benefit             0.4               0.2               0.1
Unrecognized deferred tax asset                                 35.4              34.0              17.9
Other                                                           (0.2)              1.1
                                                                ----              ----              ----
         Effective income tax rate                               0.6%              0.3%            (17.0)%
                                                                ====              ====              ====

      The tax effect of temporary differences and carry forwards which give rise to deferred tax assets and liabilities were as follows:

                                                               1997               1996
-------------------------------------------------------------------------------------------
Net operating loss carryforward                             $ 133,136           $  95,308
Targeted jobs tax credit carryforward                           6,108               6,108
Alternative minimum tax credit carryforward                     6,011               6,011
Reserves for reorganization items                              24,195              29,780
Reserves for restructuring items                               72,633              62,797
                                                            ---------           ---------
      Total deferred tax assets                               242,083             200,004
                                                            ---------           ---------
Fixed assets and accumulated depreciation                     (26,238)            (32,892)
Current assets and accrued liabilities                        (11,225)            (15,591)
                                                            ---------           ---------
      Total deferred tax liabilities                          (37,463)            (48,483)
                                                            ---------           ---------
      Total deferred tax assets (liabilities), net            204,620             151,521
      Less: Valuation allowance                              (204,620)           (151,521)
                                                            ---------           ---------
Net deferred tax assets                                     $    --             $    --
                                                            =========           =========


         The Company and its subsidiaries file a consolidated federal income tax return. For tax reporting purposes, the Company has adopted the year ending on the Thursday occurring nearest to the last day of the calendar month of October.

         The Company has certain federal and state net operating loss carryforwards at October 1997 which will expire in the years 1998 through 2012. The Company has an alternative minimum tax credit carryforward of approximately $6.0 million available to offset future regular income taxes payable to the extent such regular taxes exceed alternative minimum taxes payable. The Company has approximately $6.1 million of targeted jobs tax credit carryforwards, which expire in the years 2005 through 2010. The valuation allowance relates to the uncertainty associated with future realization of net operating loss carryforwards, credit carryforwards and certain deductible temporary differences.


NOTE 12 - EXTRAORDINARY ITEM

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

         Rental expense for operating leases consisted of:

                                 1997              1996              1995
                               --------          --------          --------
Real property:
   Minimum rentals             $ 83,583          $ 89,865          $ 91,093
   Contingent rentals             2,756             2,509             2,485
                               --------          --------          --------
                                 86,339            92,374            93,578
Equipment rentals                16,364            19,200            23,182
                               --------          --------          --------
Total                          $102,703          $111,574          $116,760
                               ========          ========          ========

Rental income                  $  3,710          $  3,192          $  3,333
                               ========          ========          ========

         Excluding leases rejected or identified to be rejected, future minimum lease payments at January 31, 1998 for each of the next five years were as follows:

                                                      Capital
Year                                                  Leases         Operating Leases           Total
------------------------------------------------------------------------------------------------------------
1998                                                 $  7,180           $   78,798          $   85,978
1999                                                    7,611               77,731              85,342
2000                                                    6,183               74,680              80,863
2001                                                    4,353               72,680              77,033
2002                                                    3,937               68,750              72,687
Thereafter                                             27,161              751,825             778,986
                                                     --------           ----------          ----------

Minimum lease payments                                 56,425           $1,124,464          $1,180,889
                                                                        ==========          ==========

Less: Imputed interest component and
               executory costs                        (24,111)
                                                     --------
Present value of net minimum lease payments          $ 32,314
                                                     ========

 NOTE 14 - INTEREST EXPENSE, NET

Interest expense, net, included the following:

                                                1997              1996                1995
--------------------------------------------------------------------------------------------
Interest expense                             $ 40,216           $ 38,208           $ 40,767
Amortization of debt issuance costs             4,061              1,778                900
                                             --------           --------           --------
                                               44,277             39,986             41,667
Interest income                                  (413)              (484)              (694)
                                             --------           --------           --------


Interest expense, net                        $ 43,864           $ 39,502           $ 40,973
                                             ========           ========           ========

NOTE 15 - BENEFIT PLANS

         a. Pension Plans - The Company has three defined benefit plans, which cover employees ("Associates") who meet certain requirements including age, length of service, and hours worked per year. The benefits provided are based upon years of service and compensation during employment. The Caldor Corporation Retirement Plan and the Supplemental Executive Retirement Plan were amended effective August 1, 1996 to discontinue additional accruals for participants. The Caldor Pension Plan and Trust was amended on October 1, 1997 to discontinue additional accruals for participants. Under both the Caldor Corporation Retirement Plan and the Caldor Pension Plan and Trust, benefits accrued prior to the effective dates of the future accrual discontinuations, are not affected by these changes and current participants not yet fully vested are eligible to vest with additional years of service after such dates.

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

         At December 31, 1997, the Company recorded a minimum pension liability of $2.1 million in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

                                                                 DECEMBER 31,
                                                      --------------------------------
                                                           1997               1996
--------------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of benefit obligation:
   Vested benefit obligation                             $ 23,664           $ 21,397
                                                         --------           --------

   Accumulated benefit obligation (ABO)                  $ 27,351           $ 25,221
                                                         --------           --------

   Projected benefit obligation (PBO)                    $ 27,351           $ 25,333
                                                         --------           --------

Plan assets at fair value (primarily equity and
   income securities)                                    $ 24,507           $ 22,294
                                                         --------           --------
PBO in excess of plan assets                                2,844              3,039
Unrecognized net loss                                        (612)              (110)
Additional minimum liability                                2,144
                                                         --------           --------

Accrued pension liability                                $  4,376           $  2,929
                                                         --------           --------

ABO in excess of plan assets                             $  2,844           $  2,927
                                                         --------           --------

                                                            December 31,
                                         ------------------------------------------------
                                             1997              1996                1995
-----------------------------------------------------------------------------------------
Components of Net Pension Expense
Service cost                               $ 1,308            $ 3,348            $ 3,827
Interest on PBO                              1,832              1,852              1,603
Actual return loss on plan assets           (3,762)            (1,773)            (2,987)
Net amortization and deferral                1,692                218              1,488
Curtailment gain                              --                 (712)
                                           -------            -------            -------

   Total                                   $ 1,070            $ 2,933            $ 3,931
                                           =======            =======            =======

Actuarial assumptions:
   Discount rate                              7.00%              7.75%              7.25%
   Expected return on plan assets            10.00              10.00              10.00
   Salary increases                            N/A               3.00               3.50


         B. Profit Sharing Plan - The Company has a profit sharing plan pursuant to Section 401 of the Internal Revenue Code, whereby eligible participants (all nonunion Associates who meet certain hour requirements) may contribute a percentage of compensation, but not in excess of the maximum allowed. The plan provides for matching contributions and additional contributions depending upon achievement of specific earnings levels. Charges to earnings for the Company's contributions during 1997, 1996 and 1995 were approximately $0.7 million, $0.9 million and $1.0 million, respectively.

         C. Employee Retention Plan - Included in reorganization costs for 1997, 1996 and 1995 are charges of $1.7 million, $15.0 million and $12.5 million, respectively for the employee retention program. The Company has implemented an employee retention program, which provides for retention payments and enhanced severance payments to key employees who continue their employment with the Company during the Chapter 11 proceedings. The retention plan provides, among other things, a payment to be made to employees upon confirmation of a plan of reorganization and a second payment 6 months thereafter. The severance plan provides for enhanced severance payments and change in control severance payments to be made to certain employees upon involuntary termination.

NOTE 16 - CONTINGENCIES

         As a result of the Filing, the prosecution of litigation against the Debtors involving matters arising prior to the Filing is stayed. Such stay may be lifted by the Bankruptcy Court handling the bankruptcy proceedings in appropriate circumstances.

         Four class actions against certain former officers of the Company were brought on behalf of all persons who purchased the Company's stock during specified periods of time. The Company is not a defendant in these actions (three of which have been consolidated). A proof of claim was filed in the Chapter 11 case by the plaintiffs in the consolidated action. Although it is required to indemnify the defendants to the extent required by Delaware law, the Company has directors' and officers' liability coverage. The amount of liability, if any, related to these actions is not presently determinable. As a pre-petition claim, any liability to the Company would be subject to compromise. These actions are believed by the Company to be without merit and will be vigorously defended.

         The Company and certain of its subsidiaries are defendants in various other actions commenced by vendors, customers, former employees and others. Other persons have asserted similar claims against the Company but have not made those claims the subject of litigation. However, cases that relate to a claim that arose before the Filing generally were stayed pursuant to Section 362 of the Bankruptcy Code and are to be dealt with as part of the claims reconciliation process. The Company believes that the ultimate outcome of the foregoing actions and claims pending against the Company and its subsidiaries will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

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


10.1 Credit Agreement dated as of October 21, 1993 (the "Credit Agreement") among the Company, Caldor, Inc. - NY, Caldor, Inc. - CT, certain lenders named therein and Chemical Bank as Administrative Agent and Fronting Bank (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, reporting an event occurring on October 21, 1993, File No. 1-10745 (the "October 1993 Form 8-K")).


10.1(i) First Amendment dated as of August 16, 1994, to the Credit Agreement among the Company, Caldor, Inc.-NY, Caldor, Inc.-CT, the lenders listed on the signature pages thereto, Chemical Bank as Administrative Agent, the Fronting Banks named therein and the Swingline Lender named therein (incorporated by reference to Exhibit
            99.1 to the Company's Current Report on Form 8-K reporting an event occurring on August 16, 1994, File No. 1-10745).


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


10.1(vi) Amendment Letter Agreement dated April 24, 1996 to the DIP Agreement among the Company as borrower, certain of its subsidiaries as guarantors, the banks party thereto and Chemical Bank (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K reporting an event occurring on May 7, 1996, File No. 1-10745).


10.1(vii)   Second Amendment dated as of June 28, 1996 to the DIP Agreement among the Company as borrower, certain of its subsidiaries as guarantors, the banks party thereto and Chemical Bank (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
            8-K reporting an event occurring on July 16, 1996, File No.
            1-10745).


10.1(viii)  Four Store Amendment Letter Agreement dated as of March 12, 1997 to the DIP Agreement among the Company as borrower, certain of its subsidiaries as guarantors, the banks party thereto and The Chase Manhattan Bank, N.A. (formerly, Chemical Bank) ("Chase") (incorporated by reference to Exhibit 10.1 (viii) to the Company's Annual Report on Form 10-K for the year ended February 1, 1997, File No. 1-10745 (the "1996 Form 10-K").


10.1(ix) Fourth Amendment dated as of April 30, 1997 to the DIP Agreement among the Company as borrower, certain of its subsidiaries as guarantors, the banks party thereto and Chase (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 1997, File No.
            1-10745).


10.2        Form of Term Note (contained in Exhibit 10.1 as Exhibit A-3).


10.3 Guarantee Agreement dated as of October 21, 1993 among Lacdor Realty Corp., Premier Service Programs, Inc. and Chemical Bank as Collateral Agent (incorporated by reference to Exhibit 99.7 to the October 1993 Form 8-K).


10.4 Guarantee, dated as of April 13, 1995 (the "Guarantee") from the Company, Caldor, Inc.-NY and Caldor, Inc.-CT to Chemical Bank as agent (incorporated by reference to Exhibit 99.4 to the February 1995 Form 8-K) .

10.4(i) Second Amendment dated as of August 7, 1995 to the Guarantee from the Company, Caldor, Inc.-NY and Caldor, Inc.-CT in favor of Chemical Bank as agent and the lenders party thereto (incorporated by reference to Exhibit 99.8 to the July 1995 Form 10-Q).


10.5 Amended and Restated Pledge Agreement dated as of April 13, 1995 between the Company and Chemical Bank as Collateral Agent (incorporated by reference to Exhibit 99.5 to the February 1995 Form 8-K).

10.5(i) Amended and Restated Pledge Agreement dated as of October 17, 1995 between the Company and Chemical Bank as agent for the banks party to the DIP Agreement (incorporated by reference to Exhibit 99.2 to the October 1995 Form 8-K).

10.6 Amended and Restated Security Agreement dated as of April 13, 1995 among the Company, Caldor, Inc.-NY, Caldor, Inc.-CT and Chemical Bank as Collateral Agent (incorporated by reference to Exhibit 99.6 to the February 1995 Form 8-K).


10.6(i) Amended and Restated Security Agreement dated as of October 17, 1995 between the Company and Chemical Bank as agent for the banks party to the DIP Agreement (incorporated by reference to Exhibit 99.3 to the October 1995 Form 8-K).


10.7 Collateral Agent Agreement dated as of April 13, 1995 among the Company, Caldor, Inc.-CT, Caldor Lease Financing Trust and Chemical Bank as Collateral Agent and agent for the lenders party thereto (incorporated by reference to Exhibit 99.7 to the February 1995 Form 8-K).


10.8 Credit Agreement dated as of August 8, 1995 among the Company, Caldor, Inc.-NY, Caldor, Inc.-CT and Chemical Bank as Administrative Assistant and as Collateral Agent (incorporated by reference to Exhibit 99.6 to the July 1995 Form 10-Q).


10.9 Amended and Restated Stockholders' and Warrant Holders' Agreement dated as of May 24, 1990 among the Company, Odyssey Partners, L.P., May Funding, Inc., certain institutional investors named therein, certain management stockholders named therein and certain members of the Investor Group (as defined therein) named therein (the "Amended and Restated Stockholders' and Warrant Holders' Agreement") (incorporated by reference to Exhibit 10.7 to the 1990 Registration Statement).


10.9(i) Amendment No. 1, dated as of August 24, 1990 to the Amended and Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 10.6(i) to the Company's Annual Report on Form 10-K for the year ended February 1, 1992, File No. 1-10745 (the "1991 Form 10-K")).

10.9(ii) Amendment No. 2 dated as of March 14, 1991 to the Amended and Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 10.6(ii) to the 1991 Form 10-K).

10.9(iii)   Amendment No. 3 dated as of March 14, 1991 to the Amended and
            Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 10.6(iii) to the 1991 Form 10-K).

10.9(iv) Amendment No. 4 dated as of January 26, 1993 to the Amended and Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 4.11(iv) to the Company's Registration Statement on Form S-3, filed on January 27, 1993, File No. 33-57476 (the "1993 Registration Statement")).

10.9(v) Amendment No. 5 dated as of January 26, 1993 to the Amended and Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 4.11(v) to the 1993 Registration Statement).

10.9(vi) Amendment No. 6 dated as of September 28, 1994 to the Amended and Restated Stockholders' and Warrant Holders' Agreement (incorporated by reference to Exhibit 4.8(vi) to the Company's Registration Statement on Form S-3, filed on September 29, 1994, File No. 33-84488).

10.10+ Employment Agreement dated as of April 15, 1996 between the Company and Warren D. Feldberg (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, reporting an event occurring on June 7, 1996, File No. 1-10745 (the "June 1996 Form 8-K")).


10.10(i)+   Amendment dated as of June 7, 1996 to the Employment Agreement between the Company and Warren D. Feldberg (incorporated by reference to Exhibit 99.2 to the June 1996 Form 8-K).

10.11+ Employment Agreement dated April 24, 1991 between the Company and Elliot J. Kerbis (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996, File No. 1-10745 (the "1995 Form 10-K")).


10.11(i)+   Amendment dated June 20, 1995 to the Employment Agreement between the Company and Elliott J. Kerbis (incorporated by reference to Exhibit 10.13 (i) to the 1995 Form 10-K).

10.12+ Employment Agreement dated April 24, 1991 between the Company and Dennis M. Lee (incorporated by reference to Exhibit 10.14 to the 1995 Form 10-K).

10.12(i)+   Amendment dated June 20, 1995 to the Employment Agreement between the Company and Dennis M. Lee (incorporated by reference to Exhibit
            10.14 (i) to the 1995 Form 10-K).

10.13+ Employment Agreement dated as of January 29, 1996 between the Company and John G. Reen (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K, reporting an event occurring on March 6, 1996, File No. 1-10745) (the "March 1996 Form 8-K").

10.13(i)+   Amendment dated March 5, 1996 to the Employment Agreement between the Company and John G. Reen (incorporated by reference to Exhibit
            99.2 to the March 1996 Form 8-K).


10.14+ Employment Agreement dated as of August 16, 1996 between the Company and Susan Sprunk.*

10.14(i)+   Agreement dated October 3, 1997 between the Company and Susan
            Sprunk.*

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

10.18(i)+   Summary of Amendment to The Caldor Performance Incentive Plan
            (incorporated by reference to Exhibit 10.19 (i) to the 1995 Form
            10-K).

10.19+ 1991 Stock Option Plan for Directors, as amended through May 25, 1994 (incorporated by reference to Exhibit 99.1 of the 1994 Form S-8).


10.19(i)+   1991 Stock Option Plan for Directors, as amended through October 31,
            1996 (incorporated by reference to Exhibit 10.19(i) to the 1996 Form
            10-K).


10.20+ 1991 Stock Option Plan for Key Employees, as amended through May 25, 1994 (incorporated by reference to Exhibit 99.2 of the 1994 Form S-8).


10.20(i)+   1991 Stock Option Plan for Key Employees, as amended through October
            31, 1996 (incorporated by reference to Exhibit 10.20 (i) to the 1996
            Form 10-K).


10.21+ 1993 Retainer Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 of the 1994 Form S-8).


10.22+ 1994 Performance SAR and Restricted Stock Plan (incorporated by reference to Exhibit 10.23 to the 1995 Form 10-K).


10.22(i)+   1994 Performance SAR and Restricted Stock Plan as amended through
            October 31, 1996 (incorporated by reference to Exhibit 10.22(i) to the 1996 Form 10-K).


10.23+ 1995 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).


10.23(i)+   1995 Stock Option Plan for Key Employees as amended through October
            31, 1996 (incorporated by reference to Exhibit 10.23 (i) to the 1996
            Form 10-K) .


10.24+      Summary of Severance Program (incorporated by reference to Exhibit
            10.25 to the 1995 Form 10-K).

10.25+ Summary of Performance Retention Program (incorporated by reference to Exhibit 10.26 to the 1995 Form 10-K).

10.26 Commitment Letter dated April 24, 1998 between BankBoston N.A. and the Registrant.*

11          Statement regarding the computation of per share earnings.*


21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the 1995 Form 10-K).


23          Consent of Deloitte & Touche LLP*

27          Financial Data Schedule *


*           Filed herewith

+ Management contract or compensation plan or arrangement required to be noted as provided in Item 14(a)(3).