Form 10-Q
period 1998-05-02
CALDOR CORP
filed 1998-06-12
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  / X /        No  /   /

The number of shares of common stock outstanding as of June 1, 1998 was 16,902,839.

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1 : CONSOLIDATED FINANCIAL STATEMENTS

         Independent Accountants' Review Report                                3

         Consolidated Statements of Operations for the Thirteen Weeks
         Ended May 2, 1998 and May 3, 1997                                     5

         Consolidated Balance Sheets as of May 2, 1998 and January 31, 1998    6

         Consolidated Statement of Stockholders' Deficit                       7

         Consolidated Statements of Cash Flows for the Thirteen Weeks
         Ended May 2, 1998 and May 3, 1997                                     8

         Notes to Consolidated Financial Statements                           10

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            16

                           PART II - OTHER INFORMATION

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K                                     21

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut

We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of May 2, 1998 and the related consolidated statements of operations for the thirteen week periods ended May 2, 1998 and May 3, 1997, stockholders' deficit for the thirteen week period ended May 2, 1998, and cash flows for the thirteen week periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements [and Note 1 to the annual financial statements for the year ended January 31, 1998 (not presented herein)], the bankruptcy filing and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet obligations, and the development and confirmation of a plan of reorganization. Management's plans concerning these matters are also discussed in the notes to the respective financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended; and in our report dated April 24, 1998, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and
(b) the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated statements of operations and cash flows for the year ended January 31, 1998 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998 and related consolidated statement of stockholders' equity/(deficit) for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

New York, New York
June 9, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1: Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      FOR THE 13 WEEKS ENDED:
                                                      -----------------------
                                                    MAY 2, 1998      MAY 3, 1997
                                                    -----------      -----------
Net sales                                            $ 529,573        $ 525,635
Cost of merchandise sold                               390,344          385,197
Selling, general and administrative expenses           156,544          160,088
Interest expense, net                                   10,479           10,391
                                                     ---------        ---------
Loss before reorganization items                       (27,794)         (30,041)
Reorganization items (Note 5)                            3,170            6,274
                                                     ---------        ---------
Net loss                                             $ (30,964)       $ (36,315)
                                                     =========        =========

Basic and diluted net loss per share                 $   (1.83)       $   (2.14)
                                                     =========        =========
Weighted average common and common
  equivalent shares used in computing
  basic and diluted per share amounts                   16,903           16,936
                                                     =========        =========

                 See notes to consolidated financial statements.

           THE CALDOR CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS
        (Dollars in thousands, except per share amounts)

                                             MAY 2, 1998  JANUARY 31, 1998
                                             -----------  ----------------
                                             (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                   $  36,098      $  21,561
  Restricted cash (Note 3)                       17,881          1,023
  Accounts receivable                             9,350         12,853
  Merchandise inventories                       499,528        419,682
  Assets held for disposal, net                   6,000         30,076
  Prepaid expenses and other current assets      19,837         20,987
                                            -----------    -----------
     Total current assets                       588,694        506,182
                                            -----------    -----------
Property and equipment, net                     359,761        369,316
Property under capital leases, net               65,965         67,342
Debt issuance costs                                 636          1,086
Other assets                                      5,130          5,194
                                            -----------    -----------
                                            $ 1,020,186     $  949,120
                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                           $  181,825     $  149,659
  Accrued expenses                               50,687         60,360
  Other accrued liabilities                      55,169         53,542
  Current maturities of long-term debt            9,798          9,936
  Borrowings under DIP Facility                 266,198        187,698
                                            -----------    -----------
     Total current liabilities                  563,677        461,195
                                            -----------    -----------
Long-term debt                                   10,452         10,525
Other long-term liabilities                      31,267         31,037
Liabilities subject to compromise (Note 4)      728,316        729,039
Stockholders' deficit:
  Preferred stock, par value $.01-
     authorized, 10,000,000 shares;
     issued and outstanding, none
  Common stock, par value $.01-
     authorized, 50,000,000 shares;
     issued and outstanding, 16,902,839 shares      169            169
   Additional paid-in capital                   201,334        201,334
  Deficit                                      (512,383)      (481,419)
  Unearned compensation                            (502)          (616)
  Minimum pension liability adjustment           (2,144)        (2,144)
                                            -----------    -----------
                                               (313,526)     ( 282,676)
                                            -----------    -----------
                                            $ 1,020,186     $  949,120
                                            ===========    ===========

         See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)
                                   (Unaudited)

                                    Outstanding
                                    Common Stock          Additional                                    Minimum
                                    ------------           Paid-In                       Unearned       Pension      Stockholders'
                              Shares         Amount        Capital        Deficit      Compensation    Liability       Deficit
                            -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance, January 31, 1998    16,902,839    $       169    $   201,334   ($  481,419)   ($      616)   ($    2,144)   ($  282,676)

Amortization of unearned
     compensation                                                                              114                           114

Net  loss                                                                   (30,964)                                     (30,964)
                            -----------    -----------    -----------   -----------    -----------    -----------    -----------
Balance, May 2, 1998         16,902,839    $       169    $   201,334   ($  512,383)   ($      502)   ($    2,144)   ($  313,526)
                            ===========    ===========    ===========   ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

           THE CALDOR CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands)
                  (Unaudited)

                                                         FOR THE 13 WEEKS ENDED:
                                                        -------------------------
                                                        MAY 2, 1998   MAY 3, 1997
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(30,964)   $(36,315)
  Adjustments to reconcile net loss to cash used
    in operating activities:
    Amortization of debt issuance costs                       801         790
    Depreciation and other amortization                    12,584      13,838
    Amortization of unearned compensation                     114         261
    Reorganization items                                    3,170       6,274
  Working capital and other                               (26,805)    (46,277)
                                                         --------    --------
      Net cash used in operating activities
        before reorganization items                       (41,100)    (61,429)
  Reorganization items
    Reduction in liabilities subject to compromise           (723)     (2,015)
    Reorganization items paid                              (3,419)     (6,696)
                                                         --------    --------
      Net cash used in operating activities               (45,242)    (70,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,725)     (2,442)
                                                         --------    --------
      Net cash used in investing activities                (1,725)     (2,442)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under DIP Facility              78,500      83,290
  Increase in restricted cash                             (16,858)     (2,510)
  Repayment of long-term debt                                (138)       (149)
                                                         --------    --------
      Net cash provided by financing activities            61,504      80,631
                                                         --------    --------
  Increase in cash and cash equivalents                    14,537       8,049
  Cash and cash equivalents, beginning of period           21,561      27,477
                                                         --------    --------
  Cash and cash equivalents, end of period               $ 36,098    $ 35,526
                                                         ========    ========

         See notes to consolidated financial statements.

           THE CALDOR CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands)
                  (Unaudited)

                                                    FOR THE 13 WEEKS ENDED:
                                                   -------------------------
                                                   MAY 2, 1998   MAY 3, 1997
                                                   -----------   -----------
WORKING CAPITAL AND OTHER COMPRISED OF:
  Accounts receivable                                 $ 3,503    $ (1,883)
  Merchandise inventories                             (79,846)    (56,569)
  Prepaid expenses and other current assets             1,150      (1,444)
  Assets held for disposal, net                        24,076       8,177
  Refundable income taxes and deferred income taxes                  (362)
  Accounts payable                                     32,166      25,718
  Accrued expenses                                     (9,673)    (15,893)
  other accrued liabilities                             1,989      (2,513)
  Other assets and long-term liabilities                 (170)     (1,508)
                                                     --------    --------
                                                     $(26,805)   $(46,277)
                                                     ========    ========

         See notes to consolidated financial statements.

                           THE CALDOR CORPORATION AND
                                  SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The unaudited consolidated financial statements of The Caldor Corporation (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The Registrant and certain of its subsidiaries (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11" or "Bankruptcy Code") on September 18, 1995 (the "Filing"). The Debtors are presently operating their business as debtors-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

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

         With respect to the unaudited consolidated financial statements for the thirteen weeks ended May 2, 1998 ("First Quarter 1998"), it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

         These consolidated statements should be read in conjunction with the Company's consolidated financial statements included in the Registrant's Annual Report on Form

         10-K for the fiscal year ended January 31, 1998. Due to the seasonal nature of the Company's sales and the Filing, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

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

         On March 25, 1998, the Bankruptcy Court approved the closing of 12 under-performing stores (the "Under-Performing Stores"). The Company completed a liquidation sale at one of the locations and retained a liquidator who conducted store closing sales at the other locations. These sales were completed and the stores were closed by the end of May 1998. The net proceeds of these sales were distributed to the Company for working capital purposes pursuant to agreement with BankBoston, N.A. ("BBNA") as agent under the New DIP Facility (as defined below).

         Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of May 2, 1998, the Debtors had rejected the leases for 32 locations, assumed 17 real estate leases (two of which were for warehouses and the balance were for stores) and had reached agreement with landlords to terminate an additional seven leases without liability. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores, including three locations for which leases had been assumed (the "Previously Assumed Stores"). The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11 subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

     Prior to the closing of the New DIP Facility (as defined below), the Registrant had a Debtor-In-Possession Revolving Credit and Guaranty Agreement (the "Prior DIP Facility") with Chase, as agent. The Prior DIP Facility provided for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million.

     On May 15, 1998, the Registrant obtained a new $450 million senior secured debtor-in-possession financing, pursuant to a revolving credit and guaranty agreement (the "New DIP Facility") with BBNA. In addition, the Registrant has received a commitment (the "Commitment") from BBNA to provide the Registrant with separate exit financing (the "Exit Facility," and together with the New DIP Facility, the "New Facilities"). The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under the Prior DIP Facility on May 15, 1998 and will be used for the working capital and general corporate purposes of the Company. The Exit Facility will be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the effective date (the "Effective Date") of a plan of reorganization (the "Plan") as well as to repay in full the outstanding obligations under the New DIP Facility.

     The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling earnings before interest, taxes, depreciation, amortization and reorganization items ("EBITDAR") on the closing date of the Exit Facility of not less than $60 million and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

     The New DIP Facility will terminate on the earlier of (i) the Effective Date or (ii) 18 months after the closing date of the New DIP Facility. The Exit Facility will terminate on May 15, 2002.

     The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable and (iv) the lesser of (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

         The New Facilities have a sublimit of $150 million for the issuance of letters of credit. The New Facilities also contain restrictive covenants, including, among other things, limitations of the creation of additional liens and indebtedness, capital expenditures, the sale of assets, and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

         Advances under the New Facilities will bear interest, at the Registrant's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.5% if the Company achieves certain specified EBITDAR levels.

         Under the New Facilities, the Registrant will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company paid fees to BBNA of approximately $5.6 million on May 15, 1998. The Company will also pay BBNA an annual agency fee of $150,000.

         Obligations of the Registrant under the New DIP Facility have been granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in liens upon all assets of the Company. Obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

3. RESTRICTED CASH

         As of May 2, 1998, the restricted cash balance included $16.9 million of proceeds from the liquidation sales of the Under-Performing Stores held in a segregated interest bearing account. These proceeds were distributed to the Company for working capital purposes pursuant to agreement with BBNA, as agent under the New DIP Facility. In addition, $1 million was being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company.

4. LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                                   May 2, 1998       January 31, 1998
                                                   -----------       ----------------
Accounts payable                                    $224,404            $224,185
Term Loan                                            187,469             187,469
Real Estate Loan                                      37,145              37,145
Rejected leases and other
  miscellaneous claims                               167,936             167,936
Accrued expenses                                      75,300              75,288
Capital lease obligations                             20,835              21,789
Construction loan                                     11,511              11,511
Industrial revenue bonds
  and mortgage notes                                   3,716               3,716
                                                    --------            --------
    Total                                           $728,316            $729,039
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

5. REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the 13 weeks ended May 2, 1998 and May 3, 1997:

                                                       May 2, 1998      May 3, 1997
                                                       -----------      -----------
Retention costs                                          $                $2,630
Professional fees                                         2,831            2,551
Other                                                       339            1,093
                                                         ------           ------
  Total provision for reorganization                     $3,170           $6,274
                                                         ======           ======

6. INCOME TAXES

         Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company has generated substantial net operating loss carryforwards as a result of the net losses incurred in 1997, 1996 and 1995. Utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. The Company has established a full valuation allowance against these carryforward benefits and, therefore, has not recorded any tax benefits related to fiscal 1998 losses.

7. EARNINGS (LOSS) PER SHARE

         Basic and diluted loss per share amounts are determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 did not impact prior period earnings per share calculations. Stock options to purchase common stock outstanding as of May 2, 1998 and May 3, 1997 were not included in the computation of diluted loss per share since they would have resulted in an antidilutive effect.

8. RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company has adopted this statement effective for First Quarter 1998. For First Quarter 1998 and First Quarter 1997, there were no differences between comprehensive income and net income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this change on its financial statements.

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

RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended May 2, 1998 ("First Quarter 1998") and the 13 weeks ended May 3, 1997 ("First Quarter 1997"):

                                             May 2, 1998                   May 3, 1997
                                             -----------                   -----------
(dollars in thousands)                     $             %              $             %
----------------------                  -------        -----         -------        -----
Net sales                               529,573        100.0         525,635        100.0
Cost of merchandise sold                390,344         73.7         385,197         73.3
Gross margin                            139,229         26.3         140,438         26.7
Selling, general and
  administrative expenses               156,544         29.6         160,088         30.5
Interest expense, net                    10,479          2.0          10,391          2.0
Loss before reorganization items        (27,794)        (5.2)        (30,041)        (5.7)
Net loss                                (30,964)        (5.8)        (36,315)        (6.9)

Total sales for First Quarter 1998 were $529.6 million compared to $525.6 million for First Quarter 1997, an increase of approximately $4 million, or 0.7%. This increase was primarily due to a 4.5% increase in comparable store sales, partially offset by the closing of 16 stores since the First Quarter of 1997. Further, unseasonably cold weather in the Northeast negatively impacted the Company's sales of seasonal merchandise in First Quarter 1997.

In 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In the second quarter of 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities, paper products, film and cosmetics. In First Quarter 1998, the Price Cut Program was extended to selected items in domestics and toys. The Company continues to evaluate the extension of the Price Cut Program to other product categories. The Company has seen increased sales in merchandise categories where the Price Cut Program has been implemented.

Gross margin as a percentage of sales for First Quarter 1998 decreased by 0.4% to 26.3% from 26.7% in First Quarter 1997. The decrease was primarily due to lower overall initial markups due to the Price Cut Program, partially offset by reduced promotional markdowns as compared to last year. The decrease was also due to an increase in the reserve for inventory shortage.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 29.6% in First Quarter 1998 compared to 30.5% in First Quarter 1997 primarily due to store closings and continued initiatives to control and reduce SG&A. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

Interest expense, net, for First Quarter 1998 increased by $0.1 million primarily due to an increase in average revolving credit borrowings and an increase in the related weighted average interest rates as compared to First Quarter 1997. Average revolving credit borrowings were $223.2 million at a weighted average interest rate of 7.2% in First Quarter 1998 compared to $194.9 million at 6.6% for First Quarter 1997. The weighted average interest rate of the Term Loan was 6.5% in First Quarter 1998 compared to 6.4% in First Quarter 1997. As a percentage of sales, interest expense, net, for First Quarter 1998 and First Quarter 1997 was 2.0%.

The Company did not record a tax benefit in First Quarter 1998 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income and the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of professional fees, were $3.2 million in First Quarter 1998 compared to $6.3 million in First Quarter 1997.

FINANCIAL CONDITION

The Company's working capital as of May 2, 1998 decreased by $20.0 million from January 31, 1998. Accounts payable increased by $32.2 million principally due to seasonal increases in inventory of $79.8 million. Accrued expenses decreased by $9.7 million primarily due to payments made against certain accruals established at fiscal year-end 1997. Borrowings under the Prior DIP Facility increased $78.5 million primarily due to the seasonal increases in inventory not financed by accounts payable, the net loss of $31.0 million for First Quarter 1998, the decrease in accrued expenses, reorganization item payments of $3.4 million and capital expenditures of $1.7 million.

Net cash used in operating activities for First Quarter 1998 was $45.2 million. This use of cash for operating activities was primarily due to the Company's net loss of $31.0 million, the $20.0 million decrease in working capital, reorganization item payments of $3.4 million and capital expenditures of $1.7 million.

For First Quarter 1998, capital expenditures were $1.7 million compared to $2.4 million for First Quarter 1997. The Company's capital expenditures for fiscal year 1998 are projected to be approximately $34 million to be used primarily for management information systems (approximately $15 million), store remodeling (approximately $10 million) and distribution center and store upgrades and improvements (approximately $9 million).

The Company and its key vendors utilize software and related technologies that will be affected by the ability of these technologies to distinguish and properly process date-sensitive information when the year changes to 2000. Many existing applications, as was common in the market place, were designed to only accommodate a two-digit date position which represents the year. The Company's program to address the Year 2000 issue (the "Year 2000 Program") is currently underway and the Company has identified significant systems requiring modification or replacement to ensure Year 2000 compliance. In addition, the Company is initiating communication with its key external suppliers of goods and services in order to assess their compliance efforts and the Company's exposure to them.

The Company currently estimates expenditures for the Year 2000 Program to be approximately $7 million for modification and remediation of existing software, being expensed as incurred. The costs of the Year 2000 Program are based on management's current best estimates, including the continued availability of resources and third party modification plans. However, there can be no assurance that the Company's systems or the systems of other companies on which the Company's operations rely will be timely converted or that the lack of such timely conversion would not have an adverse effect on the Company's operations.

Previous to the closing of the New DIP Facility, the Registrant had the Prior DIP Facility with Chase, as agent. The Prior DIP Facility provided for a revolving credit and letter of credit facility in an aggregate principal amount not to exceed $450 million. As of May 2, 1998, the outstanding borrowings under the Prior DIP Facility were $266.2 million and open letters of credit were $52.1 million.

The Prior DIP Facility provided that advances made (i) under the Tranche A Facility (as defined in the Prior DIP Facility) were at an interest rate of 0.75% per annum in excess of Chase's Alternative Base Rate ("ABR"), or, at the Registrant's option, a rate of 1.75% per annum in excess of LIBOR for the interest periods of one, three or six months or (ii) under the Tranche B Facility (as defined in the Prior DIP Facility) were at an interest rate of 0.25% per annum in excess of ABR, or, at the Registrant's option, at a rate of 1.0% per annum in excess of LIBOR.

On May 15, 1998, the Registrant obtained the New DIP Facility which provides for an aggregate principal amount not to exceed $450 million from BBNA. In addition, the Registrant has received the Commitment from BBNA to provide the Company with the Exit Facility. The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under the Prior DIP Facility on May 15, 1998 and will be used for the working capital and general corporate purposes of the Company. The Exit Facility will be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the Effective Date as well as to repay in full the New DIP Facility.

The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility of not less than $60 million and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

The New DIP Facility will terminate on the earlier of (i) the Effective Date or
(ii) 18 months after the closing date of the New DIP Facility. The Exit Facility will terminate on May 15, 2002.

The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a
20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable and (iv) the lesser of (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and
(B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

The New Facilities have a sublimit of $150 million for the issuance of letters of credit. The New Facilities also contain restrictive covenants, including, among other things, limitations of the creation of additional liens and indebtedness, capital expenditures, the sale of assets, and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

Advances under the New Facilities will bear interest, at the Registrant's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.5% if the Company achieves certain specified EBITDAR levels.

Under the New Facilities, the Registrant will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company paid fees to BBNA of approximately $5.6 million on May 15, 1998. The Company will also pay BBNA an annual agency fee of $150,000.

Obligations of the Company under the New DIP Facility have been granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in liens upon all assets of the Company. Obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

In connection with the New Facilities, the Bankruptcy Court ordered that for the period from May 15, 1998 through the Effective Date, the Registrant's monthly interest payments on the outstanding principal amounts of the term portion of the pre-petition credit facility (the "Term Loan") and the real estate based loan agreement with Chase (the "Real Estate Loan") be reduced to 4% with the balance deferred and accrued. On the Effective Date, the Registrant is required to pay the outstanding principal and deferred and accrued interest on the Term Loan and the Real Estate Loan.

The Company believes that cash on hand, amounts available under the New DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements through emergence from Chapter
11. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners). The Company has adopted this statement effective for First Quarter 1998. For First Quarter 1998 and First Quarter 1997, there were no differences between comprehensive income and net income.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this change on its financial statements.

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

FORWARD - LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (the "SEC") (including this Quarterly Report on Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the SEC. The Company assumes no obligation to update or revise any such forward-looking statements, even if experience or future events or changes make it clear that any projected financial or operating results implied by such forward-looking statements will not be realized.

The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company may be adversely affected as competitors open additional stores in the Company's market areas. The Company has working capital needs which are expected to be funded largely through borrowings under the New DIP Facility. The New Facilities contain restrictive covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital expenditures, the sale of assets and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

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

                  27                Financial Data Schedule.

         b)       Reports on Form 8-K
                  -------------------
                  On May 28, 1998, the Registrant filed a current report on Form 8-K, for an event which occurred on May 15, 1998. The filing reported on Item 2 and no financial statements were included in such filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  The Caldor Corporation
                                          (Registrant)

Date:     June 12, 1998           By:     /s/ Warren D. Feldberg
     ----------------------          ---------------------------
                                          Warren D. Feldberg
                                          Chairman, Chief Executive Officer and
                                          Director

Date:     June 12, 1998           By:      /s/ John G. Reen
     ----------------------          ----------------------
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