Form 10-Q
period 1998-08-01
CALDOR CORP
filed 1998-09-15
CIK 857954

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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


Yes  [ X ]        No  [   ]


The number of shares of common stock outstanding as of August 28, 1998 was 16,902,839.

                     THE CALDOR CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
ITEM 1 :  CONSOLIDATED FINANCIAL STATEMENTS


      Independent Accountants' Review Report                                      3

      Consolidated Statements of Operations for the Thirteen and Twenty-six
      Weeks Ended August 1, 1998 and August 2, 1997                               5

      Consolidated Balance Sheets as of August 1, 1998 and January 31, 1998       6

      Consolidated Statement of Stockholders' Deficit                             7

      Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended
      August 1, 1998 and August 2, 1997                                           8

      Notes to Consolidated Financial Statements                                 10



ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                              16



                           PART II - OTHER INFORMATION

ITEM 6 :  EXHIBITS AND REPORTS ON FORM 8-K                                       23

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut


We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of August 1, 1998 and the related consolidated statements of operations for the twenty-six and thirteen week periods ended August 1, 1998 and August 2, 1997, stockholders' deficit for the twenty-six week period ended August 1, 1998, and cash flows for the twenty-six week periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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



New York, New York
September 14, 1998

                         PART I - FINANCIAL INFORMATION


ITEM 1: Consolidated Financial Statements


                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                  THIRTEEN WEEKS ENDED:         TWENTY-SIX WEEKS ENDED:
                                                --------------------------    --------------------------
                                                 AUGUST 1,      AUGUST 2,      AUGUST 1,      AUGUST 2,
                                                   1998           1997           1998            1997
                                                -----------    -----------    -----------    -----------
Net sales                                       $   572,481    $   598,151    $ 1,102,054    $ 1,123,786

Cost of merchandise sold                            424,471        437,001        814,815        822,198

Selling, general and administrative expenses        148,256        162,658        304,800        322,746

Loss on disposition of property and equipment           163                           163

Interest expense, net                                11,018         10,956         21,497         21,347
                                                -----------    -----------    -----------    -----------

Loss before reorganization items                    (11,427)       (12,464)       (39,221)       (42,505)

Reorganization items (Note 5)                         4,682          5,560          7,852         11,834
                                                -----------    -----------    -----------    -----------

Net loss                                        $   (16,109)   $   (18,024)   $   (47,073)   $   (54,339)
                                                ===========    ===========    ===========    ===========


Basic and diluted net loss per share            $     (0.95)   $     (1.07)   $     (2.78)   $     (3.21)
                                                ===========    ===========    ===========    ===========

Weighted average common and common
  equivalent shares used in computing basic
  and diluted per share amounts                      16,903         16,903         16,903         16,919
                                                ===========    ===========    ===========    ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         AUGUST 1, 1998   JANUARY 31, 1998
                                                         ---------------  ----------------
                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                              $  23,067         $  21,561
    Restricted cash (Note 3)                                   1,045             1,023
    Accounts receivable                                        7,823            12,853
    Merchandise inventories                                  425,700           419,682
    Assets held for disposal, net                              6,000            30,076
    Prepaid expenses and other current assets                 20,649            20,987
                                                           ---------         ---------

          Total current assets                               484,284           506,182
                                                           ---------         ---------


Property and equipment, net                                  356,857           369,316
Property under capital leases, net                            64,601            67,342
Debt issuance costs                                            6,163             1,086
Other assets                                                   5,057             5,194
                                                           ---------         ---------

                                                           $ 916,962         $ 949,120
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
    Accounts payable                                       $ 169,153         $ 149,659
    Accrued expenses                                          49,374            60,360
    Other accrued liabilities                                 46,734            53,542
    Current maturities of long-term debt                       9,661             9,936
    Borrowings under DIP Facility                            206,001           187,698
                                                           ---------         ---------
          Total current liabilities                          480,923           461,195
                                                           ---------         ---------

Long-term debt                                                10,376            10,525
Other long-term liabilities                                   32,099            31,037
Liabilities subject to compromise (Note 4)                   723,082           729,039

Stockholders' deficit:

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 16,902,839 shares              169               169
    Additional paid-in capital                               201,334           201,334
    Deficit                                                 (528,492)         (481,419)
    Unearned compensation                                       (385)             (616)
    Minimum pension liability adjustment                      (2,144)           (2,144)
                                                           ---------         ---------
          Total stockholders' deficit                       (329,518)         (282,676)
                                                           ---------         ---------

                                                           $ 916,962         $ 949,120
                                                           =========         =========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                    OUTSTANDING
                                   COMMON STOCK          ADDITIONAL                                 MINIMUM
                                   ------------           PAID-IN                     UNEARNED      PENSION    STOCKHOLDERS'
                                SHARES       AMOUNT       CAPITAL      DEFICIT      COMPENSATION   LIABILITY      DEFICIT
                                ------    ------------   ----------    -------      ------------   ---------   -------------
Balance, January 31, 1998    16,902,839       $ 169      $ 201,334   $ (481,419)      $ (616)      $ (2,144)    $ (282,676)

Amortization of unearned
     compensation                                                                        231                           231

Net loss                                                                (47,073)                                   (47,073)
                             ----------       -----      ---------   ----------       ------       --------     ----------

Balance, August 1, 1998      16,902,839       $ 169      $ 201,334   $ (528,492)      $ (385)      $ (2,144)    $ (329,518)
                             ==========       =====      =========   ==========       ======       ========     ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                FOR THE TWENTY-SIX WEEKS ENDED:
                                                                                -------------------------------
                                                                                AUGUST 1, 1998   AUGUST 2, 1997
                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(47,073)        $(54,339)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization of debt issuance costs                                           1,319            1,824
        Depreciation and other amortization                                          25,155           27,676
        Loss on disposition of property and equipment                                   163
        Amortization of unearned compensation                                           231              261
        Reorganization items                                                          7,852           11,834
    Working capital and other                                                        26,776            2,772
                                                                                   --------         --------
            Net cash provided by (used in) operating activities
              before reorganization items                                            14,423           (9,972)
    Reorganization items:
          Reduction of liabilities subject to compromise                             (1,723)          (3,299)
          Reorganization items paid                                                 (13,138)         (10,482)
                                                                                   --------         --------
            Net cash used in operating activities                                      (438)         (23,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (10,092)          (7,766)
    (Increase) Decrease in restricted cash                                              (22)             522
                                                                                   --------         --------
            Net cash used in investing activities                                   (10,114)          (7,244)
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under DIP Facility                                      18,303           31,698
    Debt issuance costs                                                              (5,821)
    Repayment of short-term debt                                                       (275)
    Repayment of long-term debt                                                        (149)            (252)
                                                                                   --------         --------
            Net cash provided by financing activities                                12,058           31,446
                                                                                   --------         --------

    Increase in cash and cash equivalents                                             1,506              449

    Cash and cash equivalents, beginning of period                                   21,561           27,477
                                                                                   --------         --------

    Cash and cash equivalents, end of period                                       $ 23,067         $ 27,926
                                                                                   ========         ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                        FOR THE TWENTY-SIX WEEKS ENDED:
                                                       --------------------------------
                                                       AUGUST 1, 1998    AUGUST 2, 1997
                                                       --------------    --------------
WORKING CAPITAL AND OTHER COMPRISED OF:
    Accounts  receivable                                  $  5,030         $  1,027
    Merchandise inventories                                 (6,018)         (13,315)
    Prepaid expenses and other current assets                  338           (3,578)
    Assets held for disposal, net                           24,076            8,177
    Refundable income taxes                                                  13,040
    Accounts payable                                        19,494           24,016
    Accrued expenses                                       (10,986)         (18,925)
    Other accrued liabilities                                 (400)          (3,995)
    Other assets and long-term liabilities                  (4,758)          (3,675)
                                                          --------         --------
                                                          $ 26,776         $  2,772
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

         With respect to the unaudited consolidated financial statements for the thirteen weeks ended August 1, 1998 ("Second Quarter 1998") and the twenty-six weeks ended August 1, 1998, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

         These consolidated statements should be read in conjunction with the Company's consolidated financial statements included in the Registrant's Annual Report on Form

         10-K for the fiscal year ended January 31, 1998. Due to the seasonal nature of the Company's sales, operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending January 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.


2.  REORGANIZATION CASE

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through March 1, 1999 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1999. The Debtors have distributed a term sheet and drafts of their proposed plan of reorganization and disclosure statement to the professionals representing the Debtors' Official Creditor and Equity Committees and the non-statutory Term Loan Holders Committee (the "Committees"). The Debtors are negotiating the terms and timing of their emergence from Chapter 11 with these Committees. It is not expected that such a plan would provide for recovery by equity security holders.

         On September 18, 1997, the New York Stock Exchange suspended trading in the Company's Common Stock and on November 25, 1997, the Securities and Exchange Commission delisted the Company's Common Stock. Subsequent to September 18, 1997, the Company's Common Stock has been traded on the OTC Bulletin Board.

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

         Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of August 1, 1998, the Debtors had rejected the leases for 37 locations, assumed 18 real estate leases (two of which were for warehouses and the balance were for stores) and had reached agreement with landlords to terminate an additional seven leases without liability. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores, including three locations for which leases had been assumed (the "Previously Assumed Stores"). The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11, subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

         On May 15, 1998, the Registrant obtained a new $450 million senior secured debtor-in-possession financing, pursuant to a revolving credit and guaranty agreement (the "New DIP Facility") with BBNA. In addition, the Registrant has received a commitment (the "Commitment") from BBNA to provide the Registrant with separate exit financing (the "Exit Facility," and together with the New DIP Facility, the "New Facilities"). The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under its prior $450 million debtor-in-possession financing facility (the "Prior DIP Facility") and will be used for the working capital and general corporate purposes of the Company. The Exit Facility will be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the effective date (the "Effective Date") of a plan of reorganization (the "Plan") as well as to repay in full the outstanding obligations under the New DIP Facility.

         The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling earnings before interest, taxes, depreciation, amortization and reorganization items ("EBITDAR") on the closing date of the Exit Facility of not less than $60 million
         (EBITDAR for the fiscal year ended January 31, 1998 was $53.7 million) and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

         The New DIP Facility will terminate on the earlier of (i) the Effective Date or (ii) November 15, 1999. The Exit Facility will terminate on May 15, 2002.

         The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable and (iii) the lesser of
         (A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). At August 1, 1998, the New DIP Facility Borrowing Base was $394.7 million. The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

         The New DIP Facility has, and the Commitment provides that the Exit Facility will have, a sublimit of $150 million for the issuance of letters of credit. The New DIP

         Facility contains, and the Commitment provides that the Exit Facility will also contain, negative covenants, including, among other things, limitations of the creation of additional liens and indebtedness, capital expenditures, the sale of assets, and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

         Advances under the New DIP Facility, and the Commitment provides that advances under the Exit Facility, will bear interest, at the Registrant's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.5% if the Company achieves certain specified EBITDAR levels.

         Under the New DIP Facility, and pursuant to the Commitment under the Exit Facility, the Registrant will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company paid fees of approximately $5.8 million on May 15, 1998.

         As of August 1, 1998, the outstanding borrowings under the New DIP Facility were $206.0 million and open letters of credit were $84.7 million.

         Obligations of the Registrant under the New DIP Facility have been granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in liens upon all assets of the Company. The Commitment provides that obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.


3.  RESTRICTED CASH

         As of August 1, 1998, the restricted cash balance of $1.0 million was being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company.

4. LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                                 August 1, 1998     January 31, 1998
                                                 --------------     ----------------
Accounts payable                                    $224,256            $224,185
Term Loan                                            187,469             187,469
Real Estate Loan                                      37,145              37,145
Rejected leases and other
  miscellaneous claims                               163,702             167,936
Accrued expenses                                      75,394              75,288
Capital lease obligations                             19,889              21,789
Construction loan                                     11,511              11,511
Industrial revenue bonds
  and mortgage notes                                   3,716               3,716
                                                    --------            --------
      Total                                         $723,082            $729,039
                                                    ========            ========



         Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The liability for rejected leases and other miscellaneous claims includes the Company's estimate of its liability for certain leases that have either been rejected or the Company anticipates rejecting. The decrease reflects the reversal of a liability set up for a lease that was subsequently assigned to a third party. Capital lease obligations were reduced by normal amortization.


5.  REORGANIZATION ITEMS

         Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the twenty-six weeks ended August 1, 1998 and August 2, 1997:

                                                    August 1, 1998    August 2, 1997
                                                    --------------    --------------
Retention costs                                         $                $ 5,261
Professional fees                                         5,420            4,537
Other (net of reversal of lease liability)                2,432            2,036
                                                        -------          -------
  Total provision for reorganization                    $ 7,852          $11,834
                                                        =======          =======


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

     7.  EARNINGS (LOSS) PER SHARE

         Basic and diluted loss per share amounts are determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 did not impact prior period earnings per share calculations. Stock options to purchase common stock outstanding as of August 1, 1998 and August 2, 1997 were not included in the computation of diluted loss per share since they would have resulted in an antidilutive effect.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this statement on its financial statements.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for Fiscal Year 1998. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, but does not change the existing measurement or recognition provisions of previous standards. The Company is currently evaluating the effects of this statement on its financial statement disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company has determined that this statement will not have an impact on its financial statements or disclosures as the Company does not engage in any derivative or hedging transactions.

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



RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended August 1, 1998 ("Second Quarter 1998") and the 13 weeks ended August 2, 1997 ("Second Quarter 1997"):


                                             August 1, 1998                  August 2, 1997
                                         -----------------------        -----------------------
(dollars in thousands)                      $                %             $                %
-----------------------------------------------------------------------------------------------
Net sales                                572,481           100.0        598,151           100.0
Cost of merchandise sold                 424,471            74.1        437,001            73.1
Gross margin                             148,010            25.9        161,150            26.9
Selling, general and
   administrative expenses               148,256            25.9        162,658            27.2
Interest expense, net                     11,018             1.9         10,956             1.8
Loss before reorganization items         (11,427)           (2.0)       (12,464)           (2.1)
Net loss                                 (16,109)           (2.8)       (18,024)           (3.0)


Total sales for Second Quarter 1998 were $572.5 million compared to $598.2 million for Second Quarter 1997, a decrease of approximately $25.7 million, or 4.3%. This decrease was primarily due to the closing of 12 stores since Second Quarter 1997, partially offset by a 2.0% increase in comparable store sales.

Gross margin as a percentage of sales decreased by 1.0% to 25.9% for Second Quarter 1998 from 26.9% in Second Quarter 1997. The decrease was primarily due to increased markdowns as compared to last year and an increase in inventory shortage.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 25.9% in Second Quarter 1998 compared to 27.2% in Second Quarter 1997 primarily due to store closings and continued initiatives to control and reduce SG&A. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

Interest expense, net, for Second Quarter 1998 increased by $0.1 million primarily due to an increase in average revolving credit borrowings and an increase in the related weighted average interest rates as compared to Second Quarter 1997. Average revolving credit borrowings were

$243.6 million at a weighted average interest rate of 8.0% in Second Quarter 1998 compared to $208.7 million at 7.2% for Second Quarter 1997. The weighted average interest rate of the Term Loan was 6.5% in Second Quarter 1998 and Second Quarter 1997. As a percentage of sales, interest expense, net, for Second Quarter 1998 was 1.9% compared to 1.8% in Second Quarter 1997.

The Company did not record a tax benefit in Second Quarter 1998 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. Therefore, the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of professional fees, were $4.7 million in Second Quarter 1998 compared to $5.6 million in Second Quarter 1997.

Results of operations expressed as a percentage of net sales were as follows for the 26 weeks ended August 1, 1998 ("Year-To-Date 1998") and the 26 weeks ended August 2, 1997 ("Year-To-Date 1997"):


                                              August 1, 1998                    August 2, 1997
                                         -------------------------        -------------------------
(dollars in thousands)                       $                 %              $                 %
---------------------------------------------------------------------------------------------------
Net sales                                1,102,054           100.0        1,123,786           100.0
Cost of merchandise sold                   814,815            73.9          822,198            73.2
Gross margin                               287,239            26.1          301,588            26.8
Selling, general and
   administrative expenses                 304,800            27.7          322,746            28.7
Interest expense, net                       21,497             2.0           21,347             1.9
Loss before reorganization items           (39,221)           (3.6)         (42,505)           (3.8)
Net loss                                   (47,073)           (4.3)         (54,339)           (4.8)


Total sales for Year-To-Date 1998 were $1,102.1 million compared to $1,123.8 million for Year-To-Date 1997, a decrease of approximately $21.7 million, or 1.9%. This decrease was primarily due to the closing of 16 stores since the first quarter of 1997, partially offset by a 3.1% increase in comparable store sales.

In 1996, to better balance its promotional and regular-priced business and to provide fair prices everyday, the Company introduced its Price Cut Program, which lowered everyday prices on selected items in electronics, health and beauty aids, diapers, household chemicals, furniture, hardware and housewares. In the second quarter of 1997, the Company extended the Price Cut Program to certain other product categories such as basic apparel commodities, paper products, film and cosmetics. In the first quarter of 1998, the Price Cut Program was extended to selected items in domestics and toys. The Company has seen increased sales in merchandise categories where the Price Cut Program has been implemented.

Gross margin as a percentage of sales for Year-To-Date 1998 decreased by 0.7% to 26.1% from 26.8% for Year-To-Date 1997. The decrease was primarily due to an increase in inventory shortage and a shift in sales mix to lower margin items, partially offset by reduced markdowns in the first quarter of 1998 as compared to the first quarter of 1997.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 27.7% for Year-To-Date 1998 compared to 28.7% for Year-To-Date 1997 primarily due to store closings and continued initiatives to control and reduce SG&A. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

Interest expense, net, for Year-To-Date 1998 increased by $0.2 million primarily due to an increase in average revolving credit borrowings and an increase in the related weighted average interest rates as compared to Year-To-Date 1997. Average revolving credit borrowings were $233.4 million at a weighted average interest rate of 7.7% for Year-To-Date 1998 compared to $201.8 million at 6.9% for Year-To-Date 1997. The weighted average interest rate of the Term Loan was 6.5% for Year-To-Date 1998 and Year-To-Date 1997. As a percentage of sales, interest expense, net, for Year-To-Date 1998 was 2.0% compared to 1.9% for Year-To-Date 1997.

The Company did not record a tax benefit for Year-To-Date 1998 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. Therefore, the Company has established a full valuation allowance against these carryforward benefits.

Reorganization costs relating to the Chapter 11 proceedings were $7.9 million for Year-To-Date 1998, consisting primarily of professional fees, compared to $11.8 million for Year-To-Date 1997.


FINANCIAL CONDITION

The Company's working capital as of August 1, 1998 decreased by $41.6 million from January 31, 1998. Accounts payable increased by $19.5 million principally due to seasonal increases in inventory. Accrued expenses decreased by $11.0 million primarily due to payments made against certain accruals established at fiscal year-end 1997. Borrowings under the DIP Facility increased $18.3 million primarily due to the net loss of $47.1 million for Year-To-Date 1998, the decrease in accrued expenses, reorganization item payments of $13.1 million and capital expenditures of $10.1 million.

Net cash used in operating activities for Year-To-Date 1998 was $0.4 million. This use of cash for operating activities was primarily due to the Company's net loss of $47.1 million, the $11.0 million decrease in accrued expenses and reorganization item payments of $13.1 million, partially offset by liquidation of assets held for disposal of $24.1 million, through closing sales for the Under-Performing Stores and the $19.5 million increase in accounts payable.

For Year-To-Date 1998, capital expenditures were $10.1 million compared to $7.8 million for Year-To-Date 1997. The Company's capital expenditures for fiscal year 1998 are projected to be approximately $34 million to be used primarily for management information systems (approximately $15 million), store remodeling (approximately $10 million) and distribution center and store upgrades and improvements (approximately $9 million).

The Company and its external suppliers of goods and services utilize software and related technologies that will be affected by the ability of these technologies to distinguish and properly process date-sensitive information when the year changes to 2000. Many existing applications were designed to accommodate only a two-digit date position which represents the year, as was common in the marketplace. The Company's program for the Year 2000 issue (the "Year 2000 Program") addresses risks with respect to its management information systems and other business application systems, embedded systems, desktop workstations and external suppliers of goods and services.

The Company has identified the management information systems and other business application systems to be modified or replaced in connection with Year 2000 compliance efforts and is currently remediating or replacing these systems. Remediation or replacement of critical systems is expected to be completed in 1999. In addition, the Company expects to complete its assessment of embedded systems contained in its buildings, plant, equipment and other infrastructure by early 1999 and remediation of critical embedded systems by the end of 1999.

Desktop workstations and major applications that run on them are being inventoried. The Company is in the process of upgrading this equipment and expects to complete the process by the end of 1999. The Company is performing preliminary testing on the business application systems being remediated.

The Company has identified and prioritized most of its external suppliers of goods and services and has sent questionnaires to most of them to ascertain their compliance efforts. The Company's program to determine the status of its critical suppliers' compliance will include appropriate communication and testing (the "External Business Partner Program"). The Company is in the process of developing a contingency plan (the "Contingency Plan") designed to address possible Year 2000 Program or third party failures. The Contingency Plan will be based in part on the results of the External Business Partner Program and is expected to be completed by the end of the 1998 fiscal year.

The Company currently estimates total expenditures to be approximately $7 million for modification and remediation of existing software, of which $1.6 million had been incurred as of August 1, 1998. The Company estimates that 10% of its management information systems budget for fiscal year 1998 will be applied to the Year 2000 Program. Year 2000 Program remediation costs are expensed as incurred and are funded through cash from operations and borrowings under the New DIP Facility. Replacement of software is included in the Company's capital expenditures. The budget for replacement of such software is estimated to be $14 million in 1998. The costs of the Year 2000 Program are based on management's current best estimates, including the continued availability of resources and third party modification plans. Although some business disruption in the retailing industry is likely as a result of Year 2000 failures, the extent of such disruption is not known. Failure by the Company's suppliers or other third parties (such as electrical, telecommunication or transportation companies) to address the Year 2000 issue adequately could have a material adverse effect on the Company. To address this risk, the Company has undertaken its External Business Partner Program and is developing its Contingency Plan. However, there can be no assurance that the Company's or third parties' systems will be timely converted or that the lack of such timely conversion may not have an adverse effect on the Company's operations.

On May 15, 1998, the Registrant obtained the New DIP Facility which provides for an aggregate principal amount not to exceed $450 million from BBNA. In addition, the Registrant has received the Commitment from BBNA to provide the Company with the Exit Facility. The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under the Prior DIP Facility and will be used for the working capital and general corporate purposes of the Company. The Exit Facility will be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the Effective Date as well as to repay in full the New DIP Facility.

The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility of not less than $60 million (EBITDAR for the fiscal year ended January 31, 1998 was $53.7 million) and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

The New DIP Facility will terminate on the earlier of (i) the Effective Date or
(ii) November 15, 1999. The Exit Facility will terminate on May 15, 2002.

The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory,
(ii) 80% of the Company's Eligible Accounts Receivable and (iii) the lesser of
(A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). At August 1, 1998, the New DIP Facility Borrowing Base was $394.7 million. The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and
(iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

The New DIP Facility has, and the Commitment provides that the Exit Facility will have, a sublimit of $150 million for the issuance of letters of credit. The New DIP Facility contains and the Commitment provides that the Exit Facility will contain negative covenants, including, among other things, limitations of the creation of additional liens and indebtedness, capital expenditures, the sale of assets, and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends.

Advances under the New DIP Facility, and the Commitment provides that advances under the Exit Facility will, bear interest, at the Registrant's option, at BBNA's Alternate Base Rate per annum or the Eurodollar Applicable Margin (i.e., the fully reserved adjusted Eurodollar Rate plus 2.25% or 2.75% during any period that the Company is utilizing the Overadvance Rate) for periods of one, two and three months. The Eurodollar Applicable Margin is subject to reduction by up to 0.5% if the Company achieves certain specified EBITDAR levels.

Under the New DIP Facility, and pursuant to the Commitment under the Exit Facility the Registrant will pay an unused line fee of 0.25% per annum on the unused portion thereof, a letter of credit fee equal to 1.5% per annum of average outstanding letters of credit and certain other fees. In connection with the receipt of the Commitment and the closing of the New DIP Facility, the Company paid fees of approximately $5.8 million on May 15, 1998.

Obligations of the Company under the New DIP Facility have been granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority security interests in liens upon all assets of the Company. The Commitment provides that obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

As of August 1, 1998, the outstanding borrowings under the New DIP Facility were $206.0 million and open letters of credit were $84.7 million.

In connection with the New Facilities, the Bankruptcy Court ordered that for the period from May 15, 1998 through the Effective Date, the Registrant's monthly interest payments on the outstanding principal amounts of the term portion of the pre-petition credit facility (the "Term Loan") and the real estate based loan agreement with The Chase Manhattan Bank (the "Real Estate Loan") be reduced to 4% with the balance deferred and accrued. On the Effective Date, the Registrant is required to pay the outstanding principal and deferred and accrued interest on the Term Loan and the Real Estate Loan.

The Company believes that cash on hand, amounts available under the New DIP Facility and funds from operations will enable the Company to meet its current liquidity and capital expenditure requirements through emergence from Chapter
11. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this statement on its financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for Fiscal Year 1998. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, but does not change the existing measurement or recognition provisions of previous standards. The Company is currently evaluating the effects of this statement on its financial statement disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company has determined that this statement will not have an impact on its financial staements or disclosures as the Company does not engage in any derivative or hedging transactions.


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

The Company's future results are subject to substantial risks and uncertainties. The Company is operating as a debtor-in-possession under the Bankruptcy Code and its future results are subject to the development and confirmation of a plan of reorganization. The Company's business is seasonal; a substantial portion of its sales and income from operations are generated during the fourth quarter of the fiscal year which includes the Christmas selling season. Any substantial decrease in sales during such period would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. The Company may be adversely affected as competitors open additional stores in the Company's market areas. The Company has working capital needs which are expected to be funded largely through borrowings under the New DIP Facility. The New DIP Facility contains, and the Commitment provides that the Exit Facility will contain, negative covenants, including, among other things, limitations on the creation of additional liens and indebtedness, capital expenditures, the sale of assets and the maintenance of minimum EBITDAR, the maintenance of ratio of accounts payable to inventory levels, and a prohibition on the payment of dividends. Such restrictions may limit the Company's operating and financial flexibility. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition."

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


                                  The Caldor Corporation
                                          (Registrant)


Date: September 15, 1998          By:     /s/ Warren D. Feldberg
     -----------------------         ------------------------------------------
                                          Warren D. Feldberg
                                          Chairman, Chief Executive Officer and
                                          Director


Date: September 15, 1998          By:      /s/ John G. Reen
     -----------------------         ------------------------------------------
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