Form 10-Q
period 1998-10-31
CALDOR CORP
filed 1998-12-14
CIK 857954

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM        TO


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


Yes  [ X ]  No  [   ]


The number of shares of common stock outstanding as of November 27, 1998 was 16,902,839.

                   THE CALDOR CORPORATION AND SUBSIDIARIES
                              TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

                                                                                      PAGE

ITEM 1 :  CONSOLIDATED FINANCIAL STATEMENTS


         Independent Accountants' Review Report                                        3

         Consolidated Statements of Operations for the Thirteen and Thirty-nine
         Weeks Ended October 31, 1998 and November 1, 1997                             5

         Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998       6

         Consolidated Statement of Stockholders' Deficit for the Thirty-nine Weeks
         Ended October 31, 1998                                                        7

         Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended
         October 31, 1998 and November 1, 1997                                         8


         Notes to Consolidated Financial Statements                                   10



ITEM 2 :  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                   16



                         PART II - OTHER INFORMATION

ITEM 6 :  EXHIBITS AND REPORTS ON FORM 8-K                                            23

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of
The Caldor Corporation
Norwalk, Connecticut


We have reviewed the accompanying consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries (the "Company") as of October 31, 1998 and the related consolidated statements of operations for the thirty-nine and thirteen week periods ended October 31, 1998 and November 1, 1997, stockholders' deficit for the thirty-nine week period ended October 31, 1998, and cash flows for the thirty-nine week periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements [and Note 1 to the annual financial statements for the year ended January 31, 1998 (not presented herein)], the bankruptcy filing and related circumstances and the losses from operations raise substantial doubt about its ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, future profitable operations, the ability to generate sufficient cash from operations and financing sources to meet its obligations and the development and confirmation of a plan of reorganization. As discusssed in
Note 2 to the consolidated financial statements, attempts to achieve a plan of reorganization with the Company's pre-petition senior secured creditors have not resulted in agreement. Accordingly, the Bankruptcy Court has appointed a mediator to facilitate negotiations between the parties as to a plan of reorganization and various alternatives. The Debtors cannot presently predict the outcome of the mediation. In the event that these efforts do not result in a consensus, each party would retain its rights under law and the Bankruptcy Code. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Caldor Corporation (Debtor-in-Possession) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended; and in our report dated April 24, 1998, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to (a) the Company's filing for reorganization under Chapter 11 of the Federal Bankruptcy Code and
(b) the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated statements of operations and cash flows for the year ended January 31, 1998 are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998 and related consolidated statement of stockholders' equity (deficit) for the year then ended is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP



New York, New York
December 11, 1998

                         PART I - FINANCIAL INFORMATION
                    ITEM 1: Consolidated Financial Statements

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             THIRTEEN WEEKS ENDED:               THIRTY-NINE WEEKS ENDED:
                                                          OCTOBER 31,        NOVEMBER 1,       OCTOBER 31,         NOVEMBER 1,
                                                            1998               1997               1998                1997


Net sales                                               $   510,925        $   562,859        $ 1,612,979        $ 1,686,645

Cost of merchandise sold                                    372,464            411,090          1,187,279          1,233,288

Selling, general and administrative expenses                149,688            170,408            454,488            493,154

Loss on disposition of property and equipment                 1,406                                 1,569

Interest expense, net                                        10,936             11,537             32,433             32,884
                                                        -----------        -----------        -----------        -----------

Loss before reorganization items and income taxes           (23,569)           (30,176)           (62,790)           (72,681)

Reorganization items (Note 5)                                 3,955              4,615             11,807             16,449
                                                        -----------        -----------        -----------        -----------

Loss before income taxes                                    (27,524)           (34,791)           (74,597)           (89,130)

Income tax provision (Note 6)                                   300                300                300                300
                                                        -----------        -----------        -----------        -----------

Net loss                                                $   (27,824)       $   (35,091)       $   (74,897)       $   (89,430)
                                                        ===========        ===========        ===========        ===========


Basic and diluted net loss per share                    $     (1.65)       $     (2.08)       $     (4.43)       $     (5.29)
                                                        ===========        ===========        ===========        ===========

Weighted average common and common
  equivalent shares used in computing basic
  and diluted per share amounts                              16,903             16,903             16,903             16,914
                                                        ===========        ===========        ===========        ===========




                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                         OCTOBER 31, 1998   JANUARY 31, 1998
                                                         ----------------   ----------------
                                                            (unaudited)
ASSETS
Current  assets:
    Cash and cash equivalents                             $    23,388        $    21,561
    Restricted cash (Note 3)                                    1,058              1,023
    Accounts receivable                                         7,971             12,853
    Merchandise inventories                                   566,015            419,682
    Assets held for disposal, net                               6,000             30,076
    Prepaid expenses and other current assets                  21,766             20,987
                                                          -----------        -----------

          Total current assets                                626,198            506,182
                                                          -----------        -----------


Property and equipment, net                                   354,902            369,316
Property under capital leases, net                             63,258             67,342
Debt issuance costs                                             5,871              1,086
Other assets                                                    4,992              5,194
                                                          -----------        -----------

                                                          $ 1,055,221        $   949,120
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current  liabilities:
    Accounts payable                                      $   231,543        $   149,659
    Accrued expenses                                           47,043             60,360
    Other accrued liabilities                                  49,970             53,542
    Current maturities of long-term debt                        9,523              9,936
    Borrowings under DIP Facility                             312,007            187,698
                                                          -----------        -----------
          Total current liabilities                           650,086            461,195
                                                          -----------        -----------

Long-term debt                                                 10,299             10,525
Other long-term liabilities                                    32,496             31,037
Liabilities subject to compromise (Note 4)                    719,567            729,039

Stockholders' deficit:

    Preferred stock, par value $.01-
          authorized, 10,000,000 shares;
          issued and outstanding, none
    Common stock, par value $.01-
          authorized, 50,000,000 shares;
          issued and outstanding, 16,902,839 shares               169                169
    Additional paid-in capital                                201,334            201,334
    Deficit                                                  (556,316)          (481,419)
    Unearned compensation                                        (270)              (616)
    Minimum pension liability adjustment                       (2,144)            (2,144)
                                                          -----------        -----------
          Total stockholders' deficit                        (357,227)          (282,676)
                                                          -----------        -----------

                                                          $ 1,055,221        $   949,120
                                                          ===========        ===========



                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)
                                   (Unaudited)





                                     Outstanding          Additional                                     Minimum
                                    Common Stock            Paid-In                      Unearned        Pension       Stockholders'
                                Shares        Amount        Capital       Deficit      Compensation     Liability        Deficit
                               ------------  ---------   --------------  ----------  ---------------  -------------  ---------------

Balance, January 31, 1998       16,902,839      $ 169        $ 201,334   $(481,419)          $ (616)      $ (2,144)      $ (282,676)

Amortization of unearned
     compensation                                                                               346                             346

Net loss                                                                   (74,897)                                         (74,897)
                               ------------  ---------   --------------  ----------  ---------------  -------------  ---------------
Balance,  October  31,  1998    16,902,839      $ 169        $ 201,334   $(556,316)          $ (270)      $ (2,144)      $ (357,227)
                               ============  =========   ==============  ==========  ===============  =============  ===============


                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 FOR THE THIRTY-NINE WEEKS ENDED:
                                                                                 --------------------------------
                                                                              OCTOBER 31, 1998      NOVEMBER 1, 1997
                                                                              ----------------      ----------------


CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net  loss                                                                    $ (74,897)            $(89,430)
    Adjustments to reconcile net loss to cash used in operating activities:
        Amortization  of  debt  issuance  costs                                      1,670                2,928
        Depreciation  and  other  amortization                                      35,946               40,860
        Loss on disposition of property and equipment                                1,569
        Amortization of unearned compensation                                          346                  347
        Reorganization items                                                        11,807               16,449
    Working  capital  and  other                                                   (51,460)             (81,054)
                                                                                  --------             --------
            Net  cash  used  in  operating  activities
              before reorganization items                                          (75,019)            (109,900)
    Reorganization items:
          Reduction of liabilities subject to compromise                            (2,638)             (10,865)
          Reorganization items paid                                                (19,351)             (13,915)
                                                                                  --------             --------
            Net  cash  used  in  operating  activities                             (97,008)            (134,680)
                                                                                  --------             --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                           (18,979)             (13,698)
    (Increase) Decrease  in restricted cash                                            (35)               4,248
                                                                                  --------             --------
            Net  cash  used  in  investing  activities                             (19,014)              (9,450)
                                                                                  --------             --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds  from  borrowings  under  DIP Facility                                124,309              147,198
    Debt issuance costs                                                             (5,821)
    Repayment  of  short-term  debt                                                   (413)
    Repayment  of  long-term  debt                                                    (226)                (398)
                                                                                  --------             --------
            Net  cash  provided  by  financing  activities                         117,849              146,800
                                                                                  --------             --------

    Increase  in  cash  and  cash  equivalents                                       1,827                2,670

    Cash  and  cash  equivalents,  beginning  of  period                            21,561               27,477
                                                                                  --------             --------

    Cash  and  cash  equivalents,  end  of  period                               $  23,388             $ 30,147
                                                                                 =========             ========




                See notes to consolidated financial statements.

                     THE CALDOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              FOR THE THIRTY-NINE WEEKS ENDED:
                                                              --------------------------------
                                                          OCTOBER 31, 1998         NOVEMBER 1, 1997
                                                          ----------------         ----------------
WORKING  CAPITAL  AND  OTHER  COMPRISED  OF:
    Accounts  receivable                                     $   4,882                $  (1,364)
    Merchandise  inventories                                  (146,333)                (166,214)
    Prepaid  expenses  and  other  current  assets                (779)                  (7,601)
    Assets held for disposal, net                               24,076                    8,177
    Refundable income taxes                                                              13,040
    Accounts  payable                                           81,884                   89,890
    Accrued expenses                                           (13,317)                 (13,069)
    Other  accrued  liabilities                                  2,716                   (1,056)
    Other  assets  and  long-term  liabilities                  (4,589)                  (2,857)
                                                             ---------                ---------
                                                             $ (51,460)               $ (81,054)
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

      The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Filing, related circumstances and the losses from operations, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. As a result of the Filing and related circumstances, including resolution of the uncertainties of the Chapter 11 case discussed in Note 2, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to a recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

      With respect to the unaudited consolidated financial statements for the thirteen weeks ended October 31, 1998 and the thirty-nine weeks ended October 31, 1998, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the periods presented. Although these consolidated financial statements are unaudited, they have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, for conformity with accounting requirements for interim financial reporting. Their report on such review is included herein.

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


2.  REORGANIZATION CASE

      In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtors' creditors and stockholders and confirmed by the Bankruptcy Court. Amended and restated schedules were filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing as shown by the Debtors' accounting records. The Bankruptcy Court fixed August 12, 1996 as the last date by which creditors of the Debtors could file proofs of claim for claims that arose prior to the Filing. The Debtors are in the process of reconciling differences between amounts shown by the Debtors and claims filed by creditors. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately, the adjustment of the total liabilities of the Debtors remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. The Bankruptcy Court has extended the period in which the Debtors possess the exclusive right to file a plan of reorganization through March 1, 1999 and the period in which the Debtors can solicit acceptances for the plan of reorganization through April 30, 1999. The Debtors had previously distributed a term sheet and drafts of their proposed plan of reorganization and disclosure statement to the professionals representing the Debtors' Official Unsecured Creditor and Equity Committees and the non-statutory Term Loan Holders Committee. In any event, recoveries for pre-petition unsecured creditors are unlikely and are not expected for equity security holders. Attempts to achieve a plan of reorganization with the Term Loan Holders Committee have not resulted in agreement. Accordingly, the Bankruptcy Court has appointed a mediator to facilitate discussions between the parties as to a plan of reorganization and the various alternatives. The Debtors cannot presently predict the outcome of the mediation. In the event that these efforts do not result in a consensus, each party would retain its rights under law and the Bankruptcy Code.


      On September 18, 1997, the New York Stock Exchange suspended trading in the Company's Common Stock and on November 25, 1997, the Securities and Exchange Commission delisted the Company's Common Stock. Subsequent to September 18, 1997, the Company's Common Stock has been traded on the OTC Bulletin Board.

      On March 25, 1998, the Bankruptcy Court approved the closing of 12 under-performing stores (the "Under-Performing Stores"). The Company completed a liquidation sale at one of the locations and retained a liquidator who conducted store closing sales at the other locations. These sales were completed and the stores were closed by the end of May 1998. The net proceeds of these sales were distributed to the Company for working capital purposes.

      Under Chapter 11, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of October 31, 1998, the Debtors had rejected the leases for 41 locations, assumed 19 real estate leases (one of which was for a warehouse and the balance were for stores, one of which was assumed and assigned to a third party) and had reached agreement with landlords to terminate an additional six leases without liability. Subsequent to assuming these leases, the Company announced its plans to close the Under-Performing Stores, including three locations for which leases had been assumed (the "Previously Assumed Stores"). The claims of the landlords of the Previously Assumed Stores are treated as administrative expenses under Chapter 11, subject to both the landlords' obligation to mitigate damages and limitations on damages agreed upon by the Company and each landlord. The Debtors continue to review leases and contracts, as well as other operational and merchandising changes, and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review. Additional information with respect to the Debtors' Chapter 11 case is set forth in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

      On May 15, 1998, the Registrant obtained a new $450 million senior secured debtor-in-possession financing, pursuant to a revolving credit and guaranty agreement (the "New DIP Facility") with BankBoston, N.A. ("BBNA"). In addition, the Registrant has received a commitment (the "Commitment") from BBNA to provide the Registrant with separate exit financing (the "Exit Facility," and together with the New DIP Facility, the "New Facilities"). The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under its prior $450 million debtor-in-possession financing facility (the "Prior DIP
      Facility") and will be used for the working capital and general corporate purposes of the Company. The Exit Facility is to be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the effective date (the "Effective Date") of a plan of reorganization (the "Plan") as well as to repay in full the outstanding obligations under the New DIP Facility.

      The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling earnings before interest, taxes, depreciation, amortization and reorganization items ("EBITDAR") on the closing date of the Exit Facility of not less than $60 million (EBITDAR for the 12-month period ended November 28, 1998 was $57 million) and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

      The New DIP Facility will terminate on the earlier of (i) the Effective Date or (ii) November 15, 1999. The Exit Facility will terminate on May 15, 2002.

      The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable and (iii) the lesser of (A) $45 million and
      (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). At October 31, 1998, the New DIP Facility Borrowing Base was $450.0 million. The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "Exit Facility Borrowing Base").

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

      As of October 31, 1998, the outstanding borrowings under the New DIP Facility were $312.0 million and open letters of credit were $46.7 million.

      Obligations of the Registrant under the New DIP Facility have been granted
      (i) superpriority administrative claim status pursuant to section 364 (c)
      (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority liens upon all assets of the Company. The Commitment provides that obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

      The Company is dependent upon vendor credit support, amounts available under the New DIP Facility, and cash flows from operations to meet its current liquidity and capital expenditure requirements while in Chapter
      11. Funds from operations are dependent upon the Company's attainment of sales, gross profit and expense levels that are reasonably consistent with its financial plan. Based on its operating results for the third quarter and through November 28, 1998, it is unlikely that the Company will achieve its EBITDAR plan of $75 million. Until a plan of reorganization is approved, the Company's long term liquidity and the adequecy of its capital resources cannot be determined.

3.  RESTRICTED CASH

      As of October 31, 1998, the restricted cash balance of $1.1 million was being held in a segregated account, pursuant to stipulation, pending resolution of a motion filed in Bankruptcy Court by a vendor of the Company.


4. LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise are subject to future adjustments depending on Bankruptcy Court actions and further developments with respect to disputed claims. Liabilities subject to compromise were as follows:

                                     October 31, 1998     January 31,  1998
                                     ----------------     -----------------

        Accounts payable                 $ 224,149          $ 224,185
        Term Loan                          187,469            187,469
        Real Estate Loan                    37,145             37,145
        Rejected leases and other
          miscellaneous claims             161,102            167,936
        Accrued expenses                    75,502             75,288
        Capital lease obligations           18,973             21,789
        Construction loan                   11,511             11,511
        Industrial revenue bonds
          and mortgage notes                 3,716              3,716
                                         ----------         ---------
              Total                      $ 719,567          $ 729,039
                                         ==========         =========



      Liabilities subject to compromise under reorganization proceedings include substantially all current and long-term unsecured debt as of the date of the Filing. Pursuant to the provisions of the Bankruptcy Code, payment of those liabilities may not be made except pursuant to a plan of reorganization or Bankruptcy Court order while the Debtors continue to operate as debtors-in-possession. The liability for rejected leases and other miscellaneous claims includes the Company's estimate of its liability for certain leases that has either been rejected or the Company anticipates rejecting. The decrease reflects the reversal of a liability set up for a lease that was subsequently assigned to a third party and the payment of $2.6 million to settle an administrative claim regarding the rejection of a previously assumed lease. Capital lease obligations were reduced by normal amortization.


5.  REORGANIZATION ITEMS

      Reorganization items that were directly associated with the Company's Chapter 11 reorganization proceedings and the resulting restructuring of its operations consisted of the following for the thirty-nine weeks ended October 31, 1998 and November 1, 1997:

                                                     October 31,   November 1,
                                                      1998            1997
                                                      ----            ----
Retention costs                                     $                $ 7,014
Professional fees                                     6,754            6,146
Other (net of reversal of lease liability)            5,053            3,289
                                                    -------          -------
  Total provision for reorganization                $11,807          $16,449
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

      The Company recorded a tax provision of $0.3 million for certain state franchise and capital taxes in the thirteen weeks ended October 31, 1998 and November 1, 1997.


7. LOSS PER SHARE

      Basic and diluted losses per share amounts are determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of SFAS No. 128 did not impact prior period earnings per share calculations. Stock options to purchase common stock outstanding as of October 31, 1998 and November 1, 1997 were not included in the computation of diluted loss per share since they would have resulted in an antidilutive effect.


8.  RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the"FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending January 30, 1999 ("Fiscal Year 1998"). SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this statement on its financial statements.

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


RESULTS OF OPERATIONS

Results of operations expressed as a percentage of net sales were as follows for the 13 weeks ended October 31, 1998 ("Third Quarter 1998") and the 13 weeks ended November 1, 1997 ("Third Quarter 1997"):



                                              October 31, 1998                    November 1, 1997
                                          -------------------------------     --------------------------
(dollars in thousands)                          $                  %               $                %
-------------------------------------     --------------      -----------     ---------         --------

Net sales                                     510,925            100.0         562,859            100.0
Cost of merchandise sold                      372,464             72.9         411,090             73.0
Gross margin                                  138,461             27.1         151,769             27.0
Selling, general and
   administrative expenses                    151,094             29.6         170,408             30.3
Interest expense, net                          10,936              2.1          11,537              2.1
Loss before reorganization items and
   income taxes                               (23,569)            (4.6)        (30,176)            (5.4)
Net loss                                      (27,824)            (5.4)        (35,091)            (6.2)


Total sales for Third Quarter 1998 were $510.9 million compared to $562.9 million for Third Quarter 1997, a decrease of $52.0 million, or 9.2%. This decrease was primarily due to the closing of 12 stores since Third Quarter 1997, as well as a 3.1% decrease in comparable store sales. The decrease in comparable store sales was primarily attributable to a decline in the Company's sales of apparel, in part due to an intensely competitive retail environment and unseasonably warm weather in the Northeast.

Gross margin as a percentage of sales increased by 0.1% to 27.1% for Third Quarter 1998 from 27.0% in Third Quarter 1997. The increase was primarily due to lower markdowns, partially offset by a shift in sales mix to lower margin products and higher inventory shortage.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 29.6% in Third Quarter 1998 compared to 30.3% in Third Quarter 1997 primarily due to store closings and continued initiatives to control and reduce SG&A. Reduced advertising and payroll related costs accounted for the majority of the decrease. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

Interest expense, net, for Third Quarter 1998 decreased by $0.6 million primarily due to lower amortization of debt issuance costs and interest on capital leases. This decrease was partly offset by an increase in average revolving credit borrowings and an increase in the related average interest rates as compared to Third Quarter 1997. Average revolving credit borrowings were $252.5 million at a weighted average interest rate of 8.0% in Third Quarter 1998 compared to $227.3 million at 7.4% for Third Quarter 1997. The weighted average interest rate of the Term Loan was 6.5% in Third Quarter 1998 and Third Quarter 1997. As a percentage of sales, net interest expense for Third Quarter 1998 and Third Quarter 1997 was 2.1%.

The Company did not record a tax benefit in Third Quarter 1998 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. Therefore, the Company has established a full valuation allowance against these carryforward benefits. However, a provision of $0.3 million for certain state franchise and capital taxes has been recorded in both Third Quarter 1998 and Third Quarter 1997.

Reorganization costs relating to the Chapter 11 proceedings, consisting primarily of professional fees, were $4.0 million in Third Quarter 1998 compared to $4.6 million in Third Quarter 1997.

Results of operations expressed as a percentage of net sales were as follows for the 39 weeks ended October 31, 1998 ("Year-To-Date 1998") and the 39 weeks ended November 1, 1997 ("Year-To-Date 1997"):



                                          October 31, 1998                  November 1, 1997
                                  ----------------------------          -------------------------
(dollars in thousands)                  $                  %                $                %
-------------------------------------------------------------------------------------------------
Net sales                           1,612,979            100.0         1,686,645            100.0
Cost of merchandise sold            1,187,279             73.6         1,233,288             73.1
Gross margin                          425,700             26.4           453,357             26.9
Selling, general and
   administrative expenses            456,057             28.3           493,154             29.2
Interest expense, net                  32,433              2.0            32,884              1.9
Loss before reorganization
   items and income taxes             (62,790)            (3.9)          (72,681)            (4.3)
Net loss                              (74,897)            (4.6)          (89,430)            (5.3)

Total sales for Year-To-Date 1998 were $1,613.0 million compared to $1,686.6 million for Year-To-Date 1997, a decrease of $73.7 million, or 4.4%. This decrease was primarily due to the closing of 16 stores since the first quarter of 1997, partially offset by a 1.1% increase in comparable store sales. The increase in comparable store sales was due to increased sales of electronics, furniture and housewares, partly offset by a decline in apparel sales.

Gross margin as a percentage of sales for Year-To-Date 1998 decreased by 0.5% to 26.4% from 26.9% for Year-To-Date 1997. The decrease was primarily due to a shift in sales mix to lower margin items and an increase in inventory shortage, partially offset by reduced markdowns.

SG&A as a percentage of sales decreased to 28.3% for Year-To-Date 1998 compared to 29.2% for Year-To-Date 1997 primarily due to store closings and continued initiatives to control and reduce SG&A, particularly in the payroll and payroll related areas. The Company continues to evaluate its operating procedures and is pursuing additional reductions in SG&A through increased operating efficiencies at both the corporate and store level.

Interest expense, net, for Year-To-Date 1998 decreased by $0.5 million primarily due to lower amortization of debt issuance costs and interest on capital leases. This decrease was partly offset by an increase in average revolving credit borrowings and an increase in the related average interest rates as compared to Year-To-Date 1997. Average revolving credit borrowings were $239.8 million at a weighted average interest rate of 7.8% for Year-To-Date 1998 compared to $210.3 million at 7.0% for Year-To-Date 1997. The weighted average interest rate of the Term Loan was 6.5% for Year-To-Date 1998 and Year-To-Date 1997. As a percentage of sales, net interest expense for Year-To-Date 1998 was 2.0% compared to 1.9% for Year-To-Date 1997.

The Company did not record a tax benefit for Year-To-Date 1998 since the utilization of the Company's loss carryforwards is dependent upon sufficient future taxable income. Therefore, the Company has established a full valuation allowance against these carryforward benefits. However, a provision of $0.3 million for certain state franchise and capital taxes has been recorded in both Third Quarter 1998 and Third Quarter 1997.

Reorganization costs relating to the Chapter 11 proceedings were $11.8 million for Year-To-Date 1998, consisting primarily of professional fees, compared to $16.4 million for Year-To-Date 1997.

FINANCIAL CONDITION

At October 31, 1998, unborrowed availability under the New DIP Facility was $91.3 million. The Company's working capital as of October 31, 1998 decreased by $68.9 million from January 31, 1998 to ($23.9) million. Accounts payable increased by $81.9 million principally due to seasonal increases in inventory. Accrued expenses decreased by $13.3 million primarily due to payments made against certain accruals established at fiscal year-end 1997. Borrowings under the DIP Facility increased $124.3 million primarily due to the net loss of $74.9 million for Year-To-Date 1998, the decrease in accrued expenses, reorganization item payments of $19.4 million and capital expenditures of $19.0 million.

Net cash used in operating activities for Year-To-Date 1998 was $97.0 million. This use of cash for operating activities was primarily due to the Company's net loss of $74.9 million, the $146.3 million increase in inventory, the $13.3 million decrease in accrued expenses and reorganization item payments of $19.4 million, partially offset by liquidation of assets held for disposal of $24.1 million through closing sales for the Under-Performing Stores and the $81.9 million increase in accounts payable.

For Year-To-Date 1998, capital expenditures were $19.0 million compared to $13.7 million for Year-To-Date 1997. The Company's capital expenditures for fiscal year 1998 are projected to be approximately $34 million to be used primarily for management information systems (approximately $15 million), store remodeling (approximately $10 million) and distribution center and store upgrades and improvements (approximately $9 million).

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

The Company has completed its inventory of desktop workstations and the major applications that run on them. The Company is in the process of upgrading this equipment and expects to complete this process by the end of 1999. The remediated business application systems have been tested, and preliminary testing on the business application systems undergoing remediation is being conducted.

The Company has completed its identification and prioritization of its external suppliers of goods and services and has sent questionnaires to them to ascertain their compliance efforts. The Company's program to determine the status of its critical suppliers' compliance will include appropriate communication and testing (the "External Business Partner Program"). The Company is in the process of developing a contingency plan (the "Contingency Plan") designed to address possible Year 2000 Program or third party failures. The preparation of the Contingency Plan is expected to be completed by early 1999. The Contingency Plan will be based in part on the results of the External Business Partner Program.

The Company currently estimates total expenditures to be approximately $7 million for modification and remediation of existing software, of which approximately $2.3 million had been incurred as of October 31, 1998. Year 2000 Program remediation costs are expensed as incurred and are funded through cash from operations and borrowings under the New DIP Facility. Replacement of software is included in the Company's capital expenditures. The budget for replacement of such software is estimated to be $14 million in 1998, of which $6.0 million had been incurred as of October 31, 1998. The costs of the Year 2000 Program are based on management's current best estimates, including the continued availability of resources and third party modification plans. Although some business disruption in the retailing industry is likely as a result of Year 2000 failures, the extent of such disruption is not known. Failure by the Company's suppliers or other third parties to address the Year 2000 issue adequately could have a material adverse effect on the Company. To address this risk, the Company has undertaken its External Business Partner Program and is developing its Contingency Plan. However, there can be no assurance that the Company's or third parties' systems will be timely converted or that the lack of such timely conversion may not have an adverse effect on the Company's operations.

On May 15, 1998, the Registrant obtained the New DIP Facility which provides for an aggregate principal amount not to exceed $450 million from BBNA. In addition, the Registrant has received the Commitment from BBNA to provide the Company with the Exit Facility. The proceeds of the New DIP Facility were used to repay in full the Company's outstanding obligations under the Prior DIP Facility and will be used for the working capital and general corporate purposes of the Company. The Exit Facility is to be used to provide for the working capital and general corporate purposes of the reorganized Company beyond the Effective Date as well as to repay in full the New DIP Facility.

The Commitment provides that the New DIP Facility will be replaced by the Exit Facility on the Effective Date provided that the Plan is not inconsistent with certain terms of the Commitment and is otherwise reasonably satisfactory to BBNA and that all conditions precedent to confirmation of the Plan have been met. Among other things, the Plan must provide for repayment in full of the New DIP Facility, the Company must have had a 12-month rolling EBITDAR on the closing date of the Exit Facility of not less than $60 million (EBITDAR for the 12-month period ended November 28, 1998 was $57 million) and the Company's borrowing availability under the Exit Facility on the closing date thereof must exceed certain specified minimum levels.

The New DIP Facility will terminate on the earlier of (i) the Effective Date or
(ii) November 15, 1999. The Exit Facility will terminate on May 15, 2002.

The Registrant's maximum borrowing under the New DIP Facility may not exceed the lesser of (a) the sum of (i) 72% (77% for fiscal months of March through December of each year provided that the Overadvance Amount shall not increase the borrowing base by more than $30 million) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory,
(ii) 80% of the Company's Eligible Accounts Receivable and (iii) the lesser of
(A) $45 million and (B) under certain circumstances, 70% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million (the "New DIP Facility Borrowing Base"). At October 31, 1998, the New DIP Facility Borrowing Base was $450.0 million. The Registrant's maximum borrowing under the Exit Facility may not exceed the lesser of (a) the sum of (i) 75% (73% for the fiscal months of January and February of each year) of the cost value of the Company's Eligible Inventory and, without duplication, Eligible FOB Inventory (minus a 20% reserve), Eligible Letter of Credit Inventory and Eligible In Transit Inventory, (ii) 80% of the Company's Eligible Accounts Receivable minus applicable Reserves (as such terms are defined in the New DIP Facility) and (iii) the lesser of (A) $40 million and (B) under certain circumstances, 60% of the agreed upon value of the Company's leasehold interests in real estate and (b) $450 million.

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

Obligations of the Company under the New DIP Facility have been granted (i) superpriority administrative claim status pursuant to section 364 (c) (1) of the Bankruptcy Code, subject only to an exclusion for certain administrative and professional fees and (ii) secured perfected first priority liens upon all assets of the Company. The Commitment provides that obligations of the Company under the Exit Facility will be granted secured perfected first priority security interests in and liens upon all assets of the Company.

As of October 31, 1998, the outstanding borrowings under the New DIP Facility were $312.0 million and open letters of credit were $46.7 million.

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

The Company believes that, with continued trade support, cash on hand, amounts available under the New DIP Facility and funds from operations, the Company will be able to meet its current liquidity and capital expenditure requirements while in Chapter 11. Funds from operations are dependent upon the Company's attainment of sales, gross profit, and expense levels that are reasonably consistent with its financial plan. EBITDAR for the year-to-date period through November 28, 1998 was $22 million, which was $3 million above the comparable period in fiscal year 1997 but below the Company's plan of $33 million for the period. The Company's EBITDAR plan for fiscal year 1998 is $75 million. The Company's business is seasonal and $42 million of the Company's annual EBITDAR is planned to be achieved in December and January. Given uncertainties in the business and intense competitive pressures, the Company cannot predict its results for the remainder of the fiscal year. However, based on its operating results for the third quarter and through November 28, 1998, it is unlikely that the Company will achieve its EBITDAR plan of $75 million. Until a plan of reorganization is approved, the Company's long-term liquidity and the adequacy of its capital resources cannot be determined. Although the Company has referred to its plan in this Form 10-Q, the Company does not believe it is obligated to provide or update such information, and the Company may cease doing so at any time. The plan information was not examined, reviewed or compiled by the Company's independent public accountants.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for Fiscal Year 1998. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is currently evaluating the effects of this statement on its financial statements.

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

FORWARD-LOOKING STATEMENTS

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


                                     The Caldor Corporation
                                          (Registrant)


Date:  December 14, 1998             By:  /s/ Warren D. Feldberg
     -----------------------            --------------------------------
                                          Warren D. Feldberg
                                          Chairman, Chief Executive Officer and
                                          Director


Date:  December 14, 1998             By:  /s/ John G. Reen
     -----------------------            ------------------------------------
                                          John G. Reen
                                          Executive Vice President,
                                          Chief Financial Officer and Director

                                EXHIBIT INDEX


Exhibit Number                  Description
--------------                  -----------

15 Letter in lieu of consent of Deloitte & Touche LLP re unaudited interim financial information.


27                       Financial Data Schedule.